Form 10-K405
period 1996-04-30
COMPUSERVE CORP
filed 1996-07-29
CIK 22896

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-K
                         ------------------------------

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 1996

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 2-53193
                             COMPUSERVE CORPORATION

                       Delaware                                  31-1459598
           (State or other jurisdiction of                    (I.R.S. Employer
            incorporation or organization)                   Identification No.)
           5000 Arlington Centre Boulevard
                    Columbus, Ohio                                  43220
       (Address of principal executive offices)                  (Zip Code)

Registrant's Telephone Number including area code: (614) 457-8600

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share
                         ------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.     Yes /X/      No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     Yes /X/      No / /

     The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on July 26, 1996 as reported on the NASDAQ Stock Market, was approximately $234 million. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of July 24, 1996, the Registrant had outstanding 92,600,000 shares of common stock.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

OVERVIEW

     CompuServe Corporation was incorporated in Delaware on February 16, 1996 and holds all of the outstanding capital stock of CompuServe Incorporated. CompuServe Incorporated was founded in 1969 as a computer timesharing service and introduced its first online service in 1979. CompuServe Incorporated holds all of the outstanding capital stock of SPRY, Inc. Until April 1996, CompuServe Corporation was a wholly owned subsidiary of H&R Block Group, Inc. ("Parent"). Parent is a wholly owned subsidiary of H&R Block, Inc. ("H&R Block"). CompuServe Corporation and its consolidated subsidiaries are collectively referred to as the "Company" or "CompuServe."

     In April, 1996, CompuServe Corporation completed an initial public offering of 18,400,000 shares of its common stock. CompuServe Corporation's shares are quoted on the Nasdaq stock market under the symbol, "CSRV."

     On July 16, 1996, H&R Block announced that its Board of Directors had approved plans to spin-off (the "Spin-off") H&R Block's remaining 80.1% interest in CompuServe. The Spin-off is subject to, among other things, shareholder approval at H&R Block's annual meeting expected to take place in September 1996 and a favorable ruling from the Internal Revenue Service as to the tax-free nature of the transaction. H&R Block announced that it expects the Spin-off to be completed on or about November 1, 1996.

     CompuServe operates primarily through two divisions: Online Services and Network Services. Online Services offers worldwide online and Internet access services for consumers, while Network Services provides worldwide network access, management and applications, and Internet services to businesses.

     For convenience, a glossary of certain technical terms used in this document has been set forth at the end of this section.

ONLINE SERVICES

     COMPUSERVE INFORMATION SERVICE

     CompuServe Information Service ("CIS") is one of the two largest consumer online services in the world. As of April 30, 1996, the number of CIS subscribers, exclusive of the subscribers of NiftyServe, CompuServe's Japanese licensee, was approximately 3.2 million subscribers, an increase of approximately 43.9% over April 30, 1995. CIS targets the more experienced PC user in both the home and office who values breadth and depth of professional and business oriented content. CIS provides over 2,000 content areas such as finance, current events and online reference; approximately 900 managed forums where subscribers with similar interests can meet to exchange information, hold online discussions and download files and programs; e-mail; integrated Internet access; and electronic commercial services. CIS has been building its extensive content and associated relationships for over fifteen years. Management believes CIS offers the broadest and most comprehensive content in the consumer online industry, resulting in a service which would be difficult for any competitor to replicate.

     CompuServe, its licensee and its distributors provide local access to CIS in approximately 75 cities outside of the United States, from offices in 17 countries around the world. They offer multilingual interfaces, feature local content and provide customer service.

     CompuServe and its licensee had approximately 2.7 million subscribers outside of the United States as of April 30, 1996, 1.0 million of which were supported directly by CIS and the remainder of which were NiftyServe subscribers. CompuServe has licensed its core technology and network model relating to its online service to NiftyServe, a joint venture of Fujitsu Limited and Nissho Iwai. NiftyServe is licensed to operate its own online service in Japan based on CompuServe technology. In addition, NiftyServe has the exclusive right to distribute CIS in Japan. NiftyServe has also been authorized by CompuServe to license a subdistributor in Taiwan and another in Korea to distribute CIS in those countries. NiftyServe also has a right of first refusal to distribute CIS in 16 additional Asian countries should CompuServe decide to license a third- party distributor in those countries.

     NiftyServe's license with respect to CompuServe technology is perpetual. NiftyServe's license to act as a distributor of CIS is for an unlimited number of five-year renewable terms, and is next up for renewal in calendar 2001. NiftyServe has the right to terminate its license to distribute CIS at any time, upon one year's advance notice. CompuServe does not believe that the termination of this relationship would have an adverse effect on its financial condition or results of operations.

     NiftyServe pays CompuServe a royalty fee on the gross monthly usage revenues of the NiftyServe online service. During each of the last three years, such royalties accounted for less than 1% of CompuServe's total Online Services revenues. CompuServe pays NiftyServe a royalty for the CIS business that it generates and the associated support services that it provides to CIS subscribers.

     In addition, CompuServe has arrangements with various distributors in Australia, New Zealand, Hong Kong, Mexico, Argentina, Chile, Venezuela, Israel and South Africa, whose main function is to generate customers for CIS. CompuServe pays royalties to these distributors for the business that they generate and the associated support service that they provide to CIS subscribers in countries in which they operate.

     WOW!

     In March 1996, CompuServe launched WOW!, a new consumer online service targeted to the home market. As of April 30, 1996, there were approximately 63,000 WOW! subscribers. WOW! complements the existing CIS service by targeting the less experienced computer user who, management believes, is not adequately served by existing online services. The WOW! service employs a unique, intuitive navigation structure designed to mirror the manner in which non-computer trained individuals perceive the world. The underlying technology is transparent to the user. CompuServe has applied for a patent on the WOW! navigation structure.

     Focusing on the family, WOW! accommodates up to six individual users per household, providing different interfaces for children and adults. WOW! offers carefully selected and relevant content and emphasizes "communities of interest" that draw people together. Within each of the communities, content managers are responsible for maximizing subscriber satisfaction by representing the interests of the subscribers when making content decisions. Subscribers are able to perform any of six WOW! functions at the community level: Chat, Reference, Messaging, News, Internet and Shopping. Additional features include e-mail, a 24-hour news room in which content is compiled and rapidly deployed, seamless Internet browsing capabilities, electronic news clippings, context-sensitive online help and the ability of parents to restrict access by their children to certain content areas designated by the parents.

     The success of WOW! will depend upon CompuServe's ability to sustain it in the market in a cost-effective manner, the acceptance of this new product by the target audience, and CompuServe's ability to improve initial problems encountered with WOW! regarding software bugs and other technical difficulties, connections reliability and network speed, ease of use and customer service. There can be no assurance that WOW! will be generally accepted and used, or that it will fill the strategic role that CompuServe intends for it. Furthermore, WOW! currently is available only for computers using Microsoft Corp.'s Windows 95 operating system and in CD-ROM format. While CompuServe believes that most new computers are being sold with Windows 95 operating systems and CD-ROM drives, a substantial number of existing PCs are not so equipped.

     SPRYNET

     SPRY, CompuServe's Internet subsidiary, provides Internet-access-only services through SPRYNET to those more technically sophisticated users who choose to access the Internet directly without availing themselves of services offered through CIS or WOW!. As of April 30, 1996, SPRYNET had approximately 130,000 subscribers. SPRYNET offers subscribers a choice of unlimited access to the Internet for a competitive fixed monthly fee, or a fixed amount of access for a monthly fee with a competitive hourly rate thereafter.

NETWORK SERVICES

     Network Services provides wide area network connectivity, applications and systems management to business clients needing to reach dispersed audiences around the world. CompuServe also provides Internet access and services to businesses. Examples of network services include supplying the point of sale network to Visa International Inc. for credit card authorizations, transmitting credit data for TRW Inc. to approximately 200,000 corporate clients and providing package tracking information to customers of Federal Express Corp. CompuServe has particular expertise in supporting groupware applications, such as Lotus Notes, in which a customer can replicate and provide access to important and often proprietary data to a large number of widely dispersed users without compromising the integrity of the original data. CompuServe's network supports both proprietary protocols for secure transmissions and open protocols for Internet access.

STRATEGY

     CompuServe's goal is to continue to lead in the development and implementation of personal and commercial applications with computer-based interactive technology. CompuServe intends to continue to grow its subscriber base for consumer online and Internet services, expand its market position in the corporate networking sector and continue to seek opportunities to increase the value of the new medium of computer-based interactive technology to individuals and businesses.

     CompuServe intends to accomplish these strategic goals through the following initiatives:

          FOCUSED INVESTMENTS IN SUBSCRIBER ACQUISITION AND
     RETENTION. Commencing in the summer of 1995, CompuServe began implementation of a strategy to provide the platform for significant long-term growth in its Online Services subscriber base. Initiatives included a substantial increase in investments in marketing, distribution, customer support and services to attract and retain subscribers. In addition, significant investments have been made in the development of a new CIS interface and WOW!. Most of these initiatives are continuing; in fiscal 1997, however, CompuServe plans to more narrowly focus its marketing for CIS on key market segments, improve its proprietary interface and improve its technical infrastructure by migrating from its existing proprietary platform to an open-standards, Internet-based platform.

          TARGETED SERVICE OFFERINGS. CompuServe offers differentiated online and Internet services to appeal to subscribers' varied interests and comfort levels with computer technology. CompuServe offers Internet-access-only for the technically sophisticated PC user who desires only direct access to the Internet, CIS for the experienced computer user who in addition to direct access to the Internet wants the benefits of CIS services and WOW!, targeted to the new and less experienced PC user. All services are further customized through content and pricing to better match the preferences of distinct subscriber segments. CompuServe will continue to review this mix, however, as the Interest-access-only service industry continues to change rapidly.

          ACCELERATED INTERNATIONAL EXPANSION. CompuServe is focusing its international efforts on Western Europe where it has a leading market position and existing infrastructure and where it believes the potential exists for significant international growth. Efforts abroad will include expanding local content offerings and continuing to examine new opportunities for synergistic marketing and distribution efforts. CompuServe is also continuing to upgrade its network by installing POPs (points of presence) in various European cities, including ISDN connections in some of these cities. Outside of Europe, CompuServe is focusing on specific countries or regions where it believes there is potential for significant growth in the subscriber base.

          INCREASE VALUE-ADDED NETWORK SERVICES. In addition to providing data networking services, CompuServe is expanding its offering of value-added networking services such as server maintenance, customized software and groupware solutions, and billing services with the goal of providing comprehensive solutions to corporations wishing to outsource their private networks. This strategy is intended to differentiate CompuServe from more commodity-oriented pure network providers, enhancing customer acquisition and providing an opportunity to expand operating margins.

          EXPANSION AND ENHANCEMENT OF NETWORK INFRASTRUCTURE. Over time, CompuServe intends to migrate to a full Internet TCP/IP transit network which will utilize ATM technology. ATM is a method of sending data at "broadband" speeds (T3, 45 mbps and above) which will offer CompuServe enhanced scalability of its network because as network traffic grows, CompuServe will be able to move to higher-speed carrier services without changing to a new technology. Management believes that as the market fully develops for commercial Internet applications, an ATM-based TCP/IP network will position CompuServe to provide to end users a new generation network-centric application and data hosting environment. CompuServe is in the process of migrating its servers to the Windows NT environment. Finally, CompuServe is expanding its network infrastructure by significantly increasing the number of access ports, all of which will support speeds of 28.8 kbps in order to permit subscribers high quality access to both CompuServe's proprietary content and the Internet. Consistent with this action, CompuServe is also migrating from its legacy, proprietary back-end technical platform for building, maintaining and delivering content and online services to a new platform based on Internet-compliant open standard. Among other things, this will ease product maintenance as well as help speed times-to-market for new products, and it will broaden the methods by which both present and future customers can access CompuServe's information services.

          BUSINESS SYNERGIES. CompuServe leverages its network and host server infrastructure across all of its businesses to reduce time to market and exploit cost advantages. For example, CompuServe's extensive existing network enabled it to more rapidly roll out its Internet-access-only service. In addition, CompuServe's strong consumer and business presence allows CompuServe's sales force to cross-sell services and positions CompuServe to assume a leadership role in the commercialization of the Internet. Management believes that CompuServe's secure proprietary network for financial transactions and sensitive communications is a valuable complement to its growing emphasis on the Internet and open protocol systems.

THE MARKET

     ONLINE SERVICES MARKET

     Management believes that consumer online and Internet services are the first stage in the evolution of a fully-integrated new medium that will embrace online services, the Internet, multimedia and other interactive technologies. This new medium has the potential to provide, in a more appealing and cost- and time-efficient manner, many of the functions now provided by mail, telephone, television and written materials. The evolution of this new medium has enormous implications for the way individuals communicate, work, learn and relax.

     Key factors driving the demand for online and Internet services include:

          PC PENETRATION IN THE HOME AND OFFICE. The network-connected, multimedia PC has become the platform of choice for meeting a wide range of information, entertainment, and communication needs. Currently, more than 37 million American households have personal computers and, as of December 31, 1995, this number was expected to grow to over 50 million households by the year 2000. Almost all new PCs are being acquired with high speed modems and CD-ROM drives and with online/Internet access software included. As PC penetration increases, not only does the universe of potential subscribers increase, but an increased subscriber base substantially enhances the utility of the service as a vehicle for communication.

          EASE OF USE AND ENGAGING CONTENT. Graphical user interfaces combined with multimedia presentation have made PCs and applications running on them far easier to use. As the size of the online services market grows, more content is being produced for this market.

          INCREASED AWARENESS. Awareness of consumer online services has dramatically increased because of the combination of media publicity about the Internet and the significant amount of advertising being done by larger companies in the market promoting the concept of online interactivity. Additionally, there are now millions of subscribers to consumer online services worldwide who are likely to communicate the advantages of online services to non-users. Also, arrangements such as Microsoft Corp.'s agreement with CompuServe to place CIS and WOW! icons in the online services folder on the Windows 95 desktop will greatly increase awareness of consumer online services as Windows 95 becomes increasingly prevalent on home PC's.

          THE INTERNET. As of calendar 1995, usage of the Internet, especially the World Wide Web, was expected to grow at a compounded rate of 70% per year through 2000. There are now about 10 million computers permanently attached to the Internet running on some 70,000 networks providing access. Management believes that value-added content aggregation, billing and support services represent a significant opportunity for qualified companies providing Internet access, such as CompuServe.

     NETWORK SERVICES MARKET

     Many of the factors driving growth in the Online Services market are directly or indirectly contributing to growth in demand for network services. Key market segments served by CompuServe are dial packet services, broadband data communication services, transaction processing services, international corporate connectivity and groupware applications.

     Key factors driving the demand for CompuServe's Network Services include:

          AVAILABILITY OF BROADBAND TELECOMMUNICATIONS. The availability of broadband telecommunications which permit large amounts of data to be transmitted to remote locations rapidly at a reasonable cost is increasing the attractiveness of network computing as an information disseminating tool.

          EXPECTATION OF CONNECTIVITY. The concept of network computing has been firmly established in most corporations, and businesses are seeking to expand connectivity beyond the local area network to a wide area network, not only within their enterprise, but also with customers and suppliers.

          EVOLVING TECHNOLOGY. Software tools which make shared access to and use of information readily accessible are dramatically increasing network usage. Examples of this type of software include groupware, such as Lotus Notes, which permits multiple users to collaborate and use information, and World Wide Web server and browser software, which permits linking to various databases of information through a World Wide Web home page.

          MOBILE COMPUTING. The prevalence of mobile computing has increased businesses' demands for widely deployed local access dial networks to connect business travellers to their home offices.

          POPULARITY OF CORPORATE OUTSOURCING. The computer networking market is rapidly evolving, and many corporations are finding it more cost-effective to turn to third-party suppliers such as CompuServe which, with its superior expertise and experience, can more effectively manage hardware and software needs for data communications.

     RAPIDLY CHANGING MARKETS AND TECHNOLOGY

     The markets served by CompuServe are characterized by rapid technological change resulting in dynamic customer demands and frequent new product and service introductions. CompuServe's markets can change rapidly as a result of innovation in computer hardware, software and communication technology. CompuServe's future results will depend in part on its ability to make timely and cost-effective enhancements and additions to its technology and introduce new services that meet customer demands. Maintaining flexibility to respond to technological and market dynamics may require substantial expenditures.

     An integral part of CompuServe's technology has been its proprietary software. Early releases of software often contain errors or defects. There can be no assurance that, despite extensive testing by CompuServe, errors will not be found in CompuServe's new product releases and services prior to or after commencement of commercial deployment, resulting in product redevelopment costs and loss of, or delay in, market acceptance. Similar experiences could occur with CompuServe's recently announced initiative to use an Internet-based, open-standard architecture for delivery and support of its online information services. Furthermore, any of these possibilities could result from CompuServe's own activities or those of its suppliers. Once these products, processes and initiatives are introduced, no assurance can be given that they will be generally accepted and used, or that they will fill the strategic role that CompuServe intends for them.

     ACQUISITIONS AND INVESTMENTS

     To stay at the forefront of the rapidly changing business and technological environment in which CompuServe operates, CompuServe may need to acquire technology, products or services, through acquisitions or take majority or minority equity positions in software, hardware or content providers. Such acquisitions may not be available to CompuServe, or may not be available at the times or on terms acceptable to CompuServe. In order for the Spin-off to qualify as a tax-free distribution under the Internal Revenue Code of 1986, as amended, H&R Block must control 80% of the total voting power of CompuServe's outstanding voting stock at the time of the Spin-off. As a result, CompuServe's ability to effect acquisitions and mergers using CompuServe's Common Stock will be severely limited until after the Spin-off.

     In addition, many of the acquisitions which CompuServe might make could involve risks, including the successful integration and management of acquired technology, operations and personnel. The integration of acquired businesses may also lead to the loss of key employees of the acquired companies and diversion of management attention from other ongoing business concerns. In addition, acquisitions may result in significant charges for in-process research and development or other matters.

PRODUCTS AND SERVICES

     ONLINE SERVICES

     CompuServe offers an extensive range of communication, information, entertainment and commerce services to its subscribers.

     COMMUNICATION. Online services and the Internet are revolutionizing communication by linking together individuals around the globe at modest cost through e-mail, electronic bulletin boards and online discussions. These communication applications are the single greatest use of the CIS service, an area which management believes has significant potential for expansion through creative deployment of technology. Through e-mail, CIS subscribers can send messages to other subscribers or to non-subscribers through a variety of means, including the Internet. Online chat enables subscribers to hold virtual discussions with individuals or groups or merely monitor discussions taking place. Managed forums provide a location for people of similar interests to share information, ranging from expression of opinion to downloading computer programs.

     INFORMATION. CompuServe makes available to the mass market a vast universe of information available on CIS, WOW! and the Internet. Because of the medium's unique characteristics, online information is capable of being updated and expanded on a real-time basis. Management believes that CIS offers the broadest and deepest array of content in the consumer online industry, which is augmented by information available on the Internet; Internet-sourced information is also available through either WOW! or SPRYNET. CIS, as CompuServe's most comprehensive information service offering, provides subscribers local and worldwide news, sports and financial information, North American and international newspapers and periodicals and, via gateways to hundreds of other data bases, extensive reference resources. Management believes CIS is the preferred source for computing information and support among online and Internet users. CompuServe provides extensive databases of computer oriented information and offers the largest number of support areas dealing with computer hardware and software of any online service.

     CompuServe views its role as a content aggregator to be one of its principal value-added functions. In this role, CompuServe not only identifies information of interest to its subscribers, but also develops software applications to facilitate manipulation of that information and communication applications that facilitate the exchange and understanding of information. CompuServe believes these tools dramatically increase the utility of the information to its customers. For example, CompuServe Executive News Service enables subscribers to establish a personalized electronic "clipping folder" to automatically identify and store information from news wires such as AP and Reuters that will be of particular interest to the subscriber. In the financial area, CompuServe augments its financial market and economic news and analysis with portfolio tracking and financial planning software, interactive forums with financial experts, and electronic brokerage services.

     ENTERTAINMENT. Online services and the Internet are a new form of media to provide entertainment to consumers. CIS's entertainment news services, such as Entertainment Drive, Hollywood Hotline and Soap Opera summaries, are used extensively. Entertainment Drive offers CIS subscribers moderated chat sessions with celebrities and other content focused on the entertainment industry. Subscribers can also access movie reviews, restaurant ratings and a variety of interactive and multi-player games. Important relationships with content providers such as Time Warner provide CIS subscribers with a variety of other entertainment-oriented offerings. In addition, CompuServe believes that moderated forums and online chat serve as entertainment outlets for many CIS subscribers. Yet additional entertainment opportunities are offered through CompuServe's WOW! service.

     COMMERCE. CompuServe has been a leader in establishing electronic commerce through its CIS service. CIS subscribers have access to an electronic mall, which gives them access (at no connect-time charge) to approximately 170 merchants who offer or advertise products online. Businesses utilizing CIS's online merchandising opportunities include Land's End, J.C. Penney and Brooks Brothers. CompuServe also offers subscribers a number of travel related services. For example, CIS subscribers may check availability and make travel plans and reservations online via several interactive travel services including EasySabre, WorldSpan, Travel Shopper, and OAG Electronic Edition.

     NETWORK SERVICES

     CompuServe's Network Services offers its customers a fast and reliable data communication system that can be customized to meet their particular requirements. At its most basic level, Network Services provides data transport services across CompuServe's network. In addition, CompuServe also provides its customers with value-added services such as managed data network services, whereby equipment is procured, configured, installed and managed by CompuServe at the customer's location, and integrated communications solutions for its customers which incorporate client software with CompuServe's network services.

     CompuServe's value-added services enable customers to provide their employees with remote dial and private line access to central LAN or host servers. For example, CompuServe offers a crew scheduling service that allows pilots and flight attendants to access flight schedules from their home PCs and to submit requests for specific flights. This service is now used for crew scheduling by all of the top U.S. carriers as well as British Airways and Lufthansa. Other corporate customers using CompuServe's dial or leased line services include Charles Schwab, TRW Inc., United Stationers and Federal Express Corp. Other corporate customers utilize

CompuServe's network to establish LAN to LAN connectivity as a high-speed alternative to leased long distance lines. CompuServe provides LAN to LAN connectivity and manages network equipment on the customer's premises for major businesses such as Burger King and Charles Schwab. An emerging market exists for CompuServe's Internet-based network services and expertise. Customers in this growing field include Amdahl, Informix, Oracle UK and Southwest Airlines.

     CompuServe is a leading provider of value-added data communication services for point of sale authorization of credit card purchases. Since 1984, Network Services has been providing point of sale authorization to Visa International, Inc. Other transaction processing customers of CompuServe include National Processing, Michigan National Bank and Harris Bank. In 1995, nearly one billion credit card transactions were processed over CompuServe's network.

     Network Services is also active in promoting and providing groupware services for its customer base. CompuServe's groupware services permit a customer to replicate and provide access to important and often proprietary data to a large number of widely-dispersed users without compromising the integrity of the original data. In this regard, Network Services is especially active in providing Lotus Notes replication services to its customers such as International Business Machines Corporation ("IBM"), Boston Chicken, Inc. and the Arthur Andersen worldwide organization.

MARKETING AND DISTRIBUTION

     SUBSCRIBER ACQUISITION AND RETENTION

     CompuServe employs a number of approaches to position and strengthen its brands in the consumer market place. The goal of these programs is to promote subscriber acquisition and build long-term loyalty and increased usage by providing the right combination of content and utility, customer support and pricing for the targeted market segments.

     MARKETING AND PROMOTION

     CompuServe promotes its online services through a variety of marketing efforts such as direct mail, publication inserts, national television advertising and print advertisements in general business and specialty periodicals. During fiscal 1996, CompuServe began a major new marketing and distribution effort to capitalize on the growing interest in online services and the Internet, spending approximately $160 million in 1996 for marketing and distribution, an increase of nearly fourfold over 1995. The goals of the new programs were to increase market awareness of the CompuServe name, communicate targeted messages to different consumer audiences, and make it easier for consumers to sample and subscribe to CompuServe's services. Major aspects of the new programs included substantial increases in distribution of trial software disks through direct mail, publication inserts and special event promotions, increased general consumer advertising on television and in periodicals in support of CIS and the WOW! introduction, and expanded international marketing efforts. CompuServe plans to more narrowly tailor these efforts for fiscal year 1997, as management believes such action will enable CompuServe to better target appropriate and distinct market segments and help manage the cost of these programs. Also, new CIS subscribers receive ten free hours of access in their first month. CompuServe believes that this industry-wide practice has been a significant factor in encouraging new signups.

     In common with other companies with which CompuServe competes, CompuServe expects subscriber turnover as subscribers cancel for various reasons. Some industry analysts believe that both existing and prospective online users will examine the World Wide Web and the Internet as an alternative to online service providers. Management of CompuServe believes this could be a cause of high online turnover, as well as a cause of slowing new subscriber growth. Also, while offering free access during an introductory period has significantly encouraged new signups, it has also resulted in a higher percentage of subscribers canceling in the first 90 days. Similarly, the types of marketing and promotion recently undertaken by CompuServe can also have an impact on subscriber retention rates. At April 30, 1996, CompuServe had retained approximately six out of ten customers that had subscribed in the previous 90 days, five out of ten customers that had subscribed in the previous year and two years, and four out of ten customers that had subscribed in the previous three and four years. There can be no assurance that CompuServe's subscriber retention rates will not decline below these levels.

     CompuServe also cross-sells its online service through its Network Services salesforce to corporate network customers. Microsoft Corp. ("Microsoft") has agreed with CompuServe to place the CIS and WOW! icons in the online services folder on the Windows 95 desktop, thus further enhancing market awareness and accessibility of these key services. In addition, CompuServe has co-marketing agreements with most major personal computer hardware and peripheral device manufacturers. For example, CompuServe bundles its online access software with the hardware shipped by PC manufacturers, which gives the new PC owner an easy and immediate opportunity to sign up for CompuServe service. CompuServe also has co-marketing agreements with a number of its content providers.

     CompuServe is also pursuing co-branding opportunities with, among others, a number of airline and hotel affinity programs. Under this strategy, CompuServe assists the program partner in establishing access to member accounts through CIS, and the affinity program partner assists CompuServe in marketing and distributing CIS access software to its members. CompuServe has entered into similar co-branding opportunities through SPRYNET with such companies as Marriott and PC World magazine.

     Most of the marketing initiatives begun in fiscal 1996 are continuing in fiscal 1997. However, CompuServe plans to delay certain advertising and marketing programs until the release of CIM 3.0, currently scheduled for the late summer of 1996, and also plans to more narrowly focus its fiscal 1997 marketing for CIS on key market segments. In addition to the improvements expected from CIM 3.0, its proprietary interface, CompuServe also plans on continued improvements in its technical infrastructure. CompuServe expects to see developments to enhance the effectiveness of its overall marketing and distribution efforts, and technical infrastructure as described elsewhere herein.

     CUSTOMER SUPPORT

     To complement its marketing efforts, CompuServe has invested in customer service to improve customer retention. During 1996, CompuServe more than doubled its customer service personnel worldwide (including outsourced personnel), increased incoming telephone lines in the United States by 100% and introduced an improved automated call handling system. These efforts have reduced busy signals when customers call for assistance and enhanced response time to customer questions. CompuServe plans to continue to monitor its customer service function to optimize staffing in light of costs, benefits and the effects of improvements the Company is able to achieve in the quality of its online services and network and overall ease-of-use of its information services. Related to this customer service focus, the new CIS interface, CIM 3.0, will incorporate enhanced orientation and assistance features to facilitate use by new subscribers.

     PRICING

     CIS subscribers currently pay a membership fee of $9.95 per month entitling them to five hours of service with additional hours costing $2.95 per hour. CIS also offers a pricing package for more frequent users, charging $24.95 per month for 20 hours of service with additional hours costing $1.95 per hour. Certain CIS services are subject to surcharges in both pricing packages. SPRYNET offers three pricing packages: $19.95 per month for unlimited usage, $4.95 per month for three hours of service with additional hours costing $1.95, and $9.95 per month for seven hours of service with additional hours costing $1.95 per hour. WOW! is available for $17.95 per month for unlimited usage. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Pricing."

     NETWORK SERVICES

     Network Services employs approximately 390 sales associates. CompuServe maintains 33 offices in North America and Europe, and has sales and support capabilities in each of its offices. CompuServe believes that its sales and support personnel are a key competitive advantage in the network services market. Unlike some of CompuServe's competitors, CompuServe's personnel are exclusively data communication oriented. CompuServe believes that this focus results in more rapid and effective customer support. Network Services' sales associates also afford CompuServe immediate contacts for potential cross-selling opportunities with Online Services.

DELIVERY OF ONLINE SERVICES

     INTERFACES TO COMPUSERVE'S SERVICES

     A major factor affecting subscriber satisfaction with an online service is the appearance and utility of the user interface which controls how a subscriber can navigate the service. Subscribers navigate within a service by clicking on icons or words, or by entering text-based instructions via a keyboard.

     In November 1995, CompuServe introduced for CIS the CIM 2.0.1 interface with an integrated Internet World Wide Web browser and the ability to move between CIS and related Internet areas. CompuServe makes available at no additional charge to subscribers of CIS and WOW! parental control software that assists parents in controlling their children's access to content. In late summer 1996, CompuServe expects to introduce CIM 3.0 which will have an easier to use graphical interface, integrated Internet access and upgradable modules. CIM 3.0 will also feature the Internet Explorer browser from Microsoft, which will be closely integrated into CIM 3.0 for greatly enhanced ease of use.

     WOW!'s interface features two "views," one for adults and one for children. Each view is a simple and appealing graphical interface that permits the user to navigate the service in a minimum of steps without getting lost. While the views present different content and functions (e.g., the children's view does not permit users to conduct electronic commerce or engage in online chat, and Internet access is limited to sites deemed appropriate for children), both are built on a simple grid that identifies a "place" on WOW! as the intersection of content and function. Parents are able to enjoy the full power of an online service while providing their children with a safe interactive experience.

     WOW! currently is available only for computers using Microsoft's Windows 95 operating system and only in CD-ROM format which, management believes, represent the majority of PCs currently being sold for home use. WOW! also features Microsoft's Internet Explorer browser.

     SPRYNET permits CompuServe's Internet-access-only customers to utilize CompuServe's Mosaic World Wide Web browser as well as any other browser the customer prefers, including the industry leaders, Microsoft's Internet Explorer and Netscape's Navigator.

     The Company supports open standards, and believes that access to the Company's proprietary online services will eventually be available through Internet browser software. Recently, the Company announced that its services would adopt Internet-based open standards. Ultimately, this will allow users who are subscribers to enter the fee-based service with standard browser software as well as the proprietary CompuServe Information Manager software (CIM). The open standards approach also will allow developers to more easily create and provide content that can be offered by the Company. The Company and Microsoft jointly unveiled their alliance to deploy Microsoft's new Normandy platform for commercial Internet services. The Company is the first company to license the Normandy technologies, the most advanced Internet platform solution designed specifically for online/Internet service providers and commercial Web publishers.

     MULTIMEDIA AND CD-ROM

     CompuServe views CD-ROM as an opportunity to enhance the online experience of its subscribers. In 1994, CompuServe introduced its own subscription CD-ROM. This product allows CompuServe to present information with text, graphics, video and sound enabling the user to sample music, items for purchase online and software that would take considerable time to download. Links on the CD-ROM can be activated so that additional and more current information on the subject becomes available to the user. CompuServe has also entered into a series of arrangements with producers of CD-ROM products such as encyclopedias to include links to CIS to provide the latest updates on the subject, thereby keeping the purchaser's investment current.

     INTERNET ACCESS

     CompuServe provides Internet access services through WOW! and CIS and also through SPRYNET, CompuServe's stand-alone Internet-access-only service for both the consumer and business markets. A CIS subscriber using the current version of CIM (and a WOW! subscriber using the adult "VIEW") may fully utilize the Internet. In addition, during an online session, a CIS subscriber using the current CIM version has seamless access to both CIS's proprietary content and some of the more popular Internet-based features. CompuServe believes CIS and WOW! provide subscribers a value-added approach to the Internet through its content direction, which makes finding useful material on the Internet easier.

CONTENT PROVIDERS AND ALLIANCES

     CompuServe actively recruits new information providers to expand and enhance the appeal of its consumer online service offerings. CompuServe currently has content agreements with more than 200 providers. While each agreement may contain its own unique terms, these contracts generally provide for a duration of one to two years, with automatic renewal, and usually provide for a range of fixed and variable fees, which depend upon subscriber usage of the content.

     CompuServe believes it is a leader in providing high quality branded content. For example, CompuServe has an exclusive arrangement with Time Warner to provide the online versions of its Time, Fortune, Money, People and Sports Illustrated magazines in the consumer online market. Due to the increasing competition in the consumer online industry and the growth of the World Wide Web on the Internet, CompuServe has seen an increase in the cost of well-known branded content.

     Whenever possible, CompuServe seeks exclusive arrangements with its content providers. Many providers are free to make the same or similar data available on an Internet site they might operate or sponsor. Other providers, and in particular the managers of forum areas on CIS, are contractually restricted from providing similar information in a manner competitive with CompuServe, often expressly including the Internet. Because CompuServe is a major Internet access provider, however, it can be beneficial to CompuServe even if a provider places similar content on the Internet since CompuServe often can arrange to be the Internet access provider of choice in such cases and is able to enter into other advantageous arrangements with these content providers, such as cross marketing.

     CompuServe also has arrangements with AT&T by which AT&T's WorldNet subscribers can access CIS on a discounted basis, and an alliance with Time, Inc. by which CompuServe subscribers can access -- at no additional charge -- Time's new Power Pathfinder service. These are examples of how CompuServe plans to integrate the increasing popularity of the World Wide Web and the entire Internet with its proprietary online services to produce a synergistic, value-added experience for both existing and new users worldwide.

     CompuServe believes that its relationships with content providers, which have been developed over 15 years, are an important competitive advantage.

     As competition in the online services market continues to intensify, it is becoming more difficult and expensive to secure and retain content and content providers. CompuServe generally pays royalties to its content providers under short-term renewable agreements. While CompuServe does not believe that any single content provider is material to its operations, there can be no assurance that the loss of a number of content providers or significantly increased costs to maintain certain content providers would not have a material adverse effect on CompuServe's business. In addition, with the increasing popularity of the Internet and the ease of establishing a presence thereon, content providers may choose to distribute or otherwise make available their content on the Internet directly rather than through OSPs. Although CompuServe believes that OSPs offer advantages to content providers that the Internet does not, there can be no assurance that content providers will continue to distribute their content through OSPs and that current and prospective online customers will not look to Internet access alone to satisfy their electronic information and interactive demands.

OTHER BUSINESS

     In addition to Online Services and Network Services, CompuServe continues to provide certain computer hosting services to certain corporate customers. CompuServe's other businesses contribute a small percentage of its revenues and are expected to decline in importance in the future.

NETWORK, HOST SERVER INFRASTRUCTURE AND PROPERTIES

     CompuServe's customers connect to its network through their PCs -- the "client" computer. These connections are established through local access, or toll-free or long distance services where local access is unavailable. CompuServe has the capability to provide local access to over 90% of the U.S. population living in metropolitan areas of 25,000 people or more. CompuServe's network connects clients to computers that act as "servers" to store data to be accessed by clients. Servers comprise an array of computers owned by CompuServe, its corporate customers or entities connected to the Internet. Network connection is made through a variety of communications hardware, such as telephone lines, switches and routers, which serve to direct data and enable communication over a variety of computer operating systems. All other customers can access the network through toll-free numbers. On average, CompuServe's customers are able to connect to the network on their first attempt between 95.5% and 96.5% of the time, with the lower success rate being during peak usage. Depending on the type of connection, customers may also experience a failure to successfully negotiate a connection an additional approximately two percent of the time. The network is deployed in over 460 POPs worldwide. The POPs are located throughout the world in leased office space. A number of these POPs are in H&R Block tax offices and are subject to arms-length leases, typically terminable upon 90 days notice by either party. CompuServe believes that any or all of these lease agreements could easily be replaced upon similar terms within the 90 days notice of termination required by the leases. The network consists of a backbone comprised of broadband lines leased from common carriers, approximately 7,500 digital switches (nodes) manufactured and deployed by CompuServe, and over 60,000 dial-in ports connected to local exchange carriers. Based on currently projected demand from more users wanting greater bandwidth,

CompuServe expects to have approximately 85,000 dial-in ports by the end of fiscal year 1997, all accessible at 28.8 kbps access speeds. Via point-to-point protocol conversion, CompuServe enables its users to access the Internet from any of its dial-in ports.

     On average, the measured throughput of CompuServe's network, including CIS, is 90% of modem speed. However, customers may experience decreased throughput depending on the time of day, the area of the network accessed and temporary hardware or software problems. CompuServe continually monitors network throughput and makes necessary hardware and software adjustments to maximize network throughput.

     CompuServe maintains three physically distinct and remote data centers in the Columbus, Ohio vicinity, each one supplied with two independent sources of commercial power as well as diesel generators to provide emergency back-up power. Telecommunications connectivity for each center is from a separate Ameritech central office and all three centers are connected by a fiber optic ring for redundancy. Three types of host server technologies are currently employed: Systems Concepts SC-30/SC-40 36 bit servers run under a proprietary operating system; DEC Vax servers run VMS; and Intel 32 bit machines run Windows NT. In total, CompuServe operates approximately 1,575 servers and maintains approximately one terrabyte of storage. CompuServe is in the process of migrating its servers to the Windows NT environment.

     CompuServe's executive offices are located in an office complex in Columbus, Ohio owned by CompuServe. CompuServe also owns and occupies two other facilities in the Columbus area, one of which is a multi-building facility that, although currently under construction, is nearing completion and is already significantly populated. CompuServe plans to take occupancy of the remainder during calendar 1996. CompuServe leases office space in other buildings in the Columbus area and in a number of locations in the United States and Europe.

     Management of the software and hardware which comprise CompuServe's technology is a complex undertaking. CompuServe has generally released new software and deployed new computer and data communications hardware on a timely basis. When delays have been encountered, they have not been material to CompuServe's operations. Unlike its major OSP and ISP competitors, CompuServe has its own engineering and manufacturing capabilities that traditionally have permitted it to create proprietary hardware for its network. Examples include company developed communications switches. Although CompuServe believes that this expertise has in the past permitted it to more quickly implement a more reliable and cost-effective infrastructure, this has been challenged by CompuServe's new open standards initiative which recognizes that advances in architecture technology have been difficult to keep pace with while CompuServe is simultaneously competing in its core online services business. This has led CompuServe to adopt a buy-versus-build bias to its infrastructure, an approach that has been carried over to CompuServe's network and hardware, as well as to its operating system and protocal decisions.

     CompuServe is also investigating acquisition and implementation of a new customer billing and information management system to upgrade or replace its current proprietary system which has become difficult to use and maintain.

EMPLOYEES

     As of April 30, 1996, CompuServe had approximately 3,650 full-time employees. None of CompuServe's employees are covered by collective bargaining agreements. CompuServe believes that its relations with its employees are good.

INTELLECTUAL PROPERTY

     CompuServe holds a variety of trademark, copyright, patent and other intellectual property rights. For example, CompuServe has registered the name CompuServe and has made application to register the name WOW! with the United States Patent and Trademark Office. CompuServe has developed proprietary hardware solutions, such as telecommunications switches and modems, and software which CompuServe believes have given it a competitive advantage. CompuServe has filed several patent applications covering certain elements of its technology. All of CompuServe's software is under the protection of the copyright laws and other laws.

     In addition to copyright and trademark protection, CompuServe attempts to protect its proprietary technology under trade secret laws, employee and third-party non-disclosure agreements and other methods of protection. CompuServe grants its customers a license to use CompuServe's products and services under agreements that contain terms and conditions prohibiting the unauthorized reproduction of CompuServe's products. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of CompuServe's products or reverse engineer or obtain and use information CompuServe regards as proprietary. While CompuServe's competitive position may be affected by its ability to protect its proprietary information, due to the technological innovation within CompuServe's industry, CompuServe believes that patent and copyright protections are less significant to CompuServe's success than other factors, such as the knowledge, ability and experience of CompuServe's personnel, name recognition and on-going product development and customer support.

     CompuServe believes that its software, products, and services do not infringe on the proprietary rights of third parties. From time to time, however, CompuServe has received communications from third parties asserting that features or content of certain of its services may infringe copyrights and other rights of such party. To date, no such claims have had a material adverse effect on CompuServe's ability to develop, market and sell its products or operate its services. There can be no assurance that third parties will not assert infringement claims against CompuServe in the future with respect to current or future products or services. In fact, management believes there may be an increase in claims of this sort as the importance of software patents grows and as lucrative means of leveraging inventions, as applied to this still-developing interactive information industry, are sought. These kinds of assertions could require CompuServe to enter into royalty arrangements or result in costly litigation.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

     In the United States, CompuServe is not currently subject to direct regulation other than federal and state regulation applicable to businesses generally. However, changes in the regulatory environment relating to the telecommunications and media industry, including the areas of privacy and regulation of content deemed to be inappropriate for children, indecent or in other ways improper, could affect CompuServe's business. A portion of the recently adopted telecommunications reform legislation in the United States, the Communications Decency Act, generally makes it illegal for persons to knowingly use an interactive computer service to send or display "indecent" communications to minors or to knowingly and intentionally permit a telecommunications facility controlled by such persons to be used for such purposes. A number of defenses are expressly provided in the Communications Decency Act that may be available to OSPs and ISPs. Soon after its enactment on February 8, 1996, the Communications Decency Act was challenged in federal court on constitutional grounds. Such challenge has caused its enforcement to be halted, although it is not certain that such cessation will continue throughout the entire litigation process. A special three-judge panel in June, 1996, found that the Communications Decency Act was in large part unconstitutional; that decision is currently under appeal to the United States Supreme Court. CompuServe cannot predict whether the Communications Decency Act will ultimately be upheld or how a court would interpret the Communications Decency Act, including its defenses. There also are laws that make it illegal to traffic in obscene or child pornographic materials, including by computer. While CompuServe does not believe that its activities will violate these laws, it cannot predict how a court would interpret any of these laws in the online or Internet context or whether a court would hold that there is a duty on CompuServe to monitor material being transmitted or, if notified that illegal material is being transmitted, to attempt to stop or restrict such transmissions.

     In November 1995, CompuServe was presented by local authorities in Munich, Germany with a list of more than 200 Internet newsgroups that they asserted contained material that was illegal to make available to minors or was otherwise illegal to disseminate in Germany. In response, CompuServe temporarily suspended access to most of the newsgroups on the list pending further investigation. In addition, CompuServe has been advised that a prosecutor in Mannheim, Germany is investigating CompuServe and other providers of Internet access in Germany because of a World Wide Web home page containing neo-Nazi material. The prosecutor is investigating to determine whether providing access to this home page violates German laws prohibiting dissemination of certain neo-Nazi and other ethnically offensive material.

     In response to market needs and CompuServe's desire to place greater access control in the hands of adults, and in contemplation of content regulation initiatives under way both in the United States and abroad, including the Communications Decency Act, CompuServe makes available at no additional charge to subscribers parental control tools that assist parents in controlling their children's access to content. CompuServe cannot predict whether providing parental control capabilities will satisfy present or future laws regulating access to indecent communications or other types of content.

     Additionally, the applicability to OSPs and ISPs of existing laws governing issues such as intellectual property ownership, defamation and personal privacy is uncertain. Courts have indicated that, under certain circumstances, OSPs and ISPs could be held responsible for the publication of defamatory material or for failure to prevent the distribution of material that infringes on others' copyrights. While CompuServe historically has generally avoided editing or otherwise monitoring the content accessed by its customers, it intends to engage more actively in the selection, presentation and editing of relevant content in connection with its information services, especially WOW!. The future interpretation by the courts relating to online defamation, privacy, copyright infringement and other legal issues is uncertain.

     CompuServe is aware of certain industry requests of the FCC to review the impact of Internet usage on U.S. telecommunications service including the generally lower cost structure for local connections regarding data versus voice transmission. FCC regulatory review and rulemaking could result in new regulation of the Internet and online industry, changes in current rules governing telecommunications or both. In turn, this could result in increased telecommunications costs for the Internet and online industry, including CompuServe. CompuServe cannot predict whether or to what extent any such new rulemaking will occur.

     The online and Internet industry currently is under close scrutiny and inquiry by the Federal Trade Commission, taxing authorities and a number of state attorneys general. Additional federal, state and local government agencies may also scrutinize such industry or initiate inquiries. Costs incurred as a result of government inquiries, initiatives, investigations or lawsuits relating to any of the foregoing (as well as process or business changes resulting therefrom) could have a material adverse effect on CompuServe's business, financial condition or results of operations.

COMPETITION

     CompuServe competes in the online services industry as well as in the Internet and networking services industries. Each of these industries is highly competitive and includes a number of significant participants. CompuServe's primary direct competitors in the proprietary online services industry are America Online, Inc. ("AOL") and Prodigy Services Company. In the Internet-based online services industry, CompuServe has several competitors, principally Microsoft Network ("MSN"), a venture led by Microsoft. Among the larger Internet service providers ("ISPs") competing with CompuServe in the Internet-access-only business are AT&T Corp. ("AT&T") MCI Telecommunications Corporation ("MCI"), NETCOM On-Line Communications Services, Inc., Earthlink, BBN Corporation, AOL's GNN service, PSINet Inc. and UUNET Technologies, Inc. CompuServe's Network Services business competes with local and international telecommunications companies and other data communications services, including AT&T, MCI, Sprint Corp., Advantis, a joint venture of IBM and Sears, Roebuck & Co., Electronic Data Systems, Inc. and British Telecom plc. An increasing number of publishing, broadcasting and other media and technology companies are expected to enter the online services market, either directly or through alliances, in order to enhance distribution of their content and programming. Regional telephone operating companies, long distance carriers and cable companies may also enter the markets served by CompuServe. Many of the competitors and possible future competitors referred to above have significantly greater financial, technical, marketing and personnel resources than CompuServe.

     Microsoft's position as the leading personal computer operating system software company may continue to give MSN certain competitive advantages, including distribution and marketing synergies. Management believes that MSN may yet enjoy a cost advantage relative to other online services, including CompuServe's, in terms of distribution through OEMs, as the MSN software is included with Microsoft's Windows 95 operating system. Other online services, including CompuServe, traditionally have needed to make payments to OEMs to have their software pre-loaded onto new PCs. It is unclear whether Microsoft incurs any costs for the distribution of MSN through the OEM channel. Microsoft has agreed to bundle CompuServe's icons and interface software for CIS and WOW! with Windows 95. CompuServe cannot predict the extent to which technical, economic, competitive or other pressures will arise to affect the relative benefits of this development.

     CompuServe recently entered into a non-exclusive agreement with AT&T pursuant to which WorldNet subscribers will be offered discounted access to CompuServe. CompuServe also signed license and marketing agreements with Microsoft and Netscape Communications, Inc. ("Netscape") under which CompuServe will license the Microsoft and Netscape browsers. Under the Microsoft arrangements, CompuServe will place two icons in the Windows 95 desktop folder for online services -- one for CIS and one for WOW! These arrangements will help provide simple and widespread access to CompuServe's CIS and WOW! services. Although AOL will have a single icon on Windows 95. CompuServe has also recently entered into an agreement with Time Inc. New Media, an affiliate of Time Warner Inc., whereby CompuServe will begin offering to CIS, SPRYNET and WOW! subscribers, at no charge, access to two new Time Inc. New Media services that will be available to non-members on a paid subscription basis.

     CompuServe believes that the principal competitive factors in the consumer online services industry include the ability to aggregate engaging content, ease of use, established user base, brand name awareness, competitive pricing, customer service, and a low cost and reliable network infrastructure. CompuServe believes that its extensive existing network infrastructure and reliability, breadth and depth of content for CIS, brand name recognition and large user base have been its competitive advantages in the consumer online services industry. Recent changes to CompuServe's pricing structure, the introduction of WOW! and CIM 3.0, customer care initiatives and infrastructure improvements are expected to enhance CompuServe's position as a leader in the consumer online industry. The main competitive factors in the Network Services business are the number and location of POPs, speed, bandwidth and reliability of the network, sales and support able to meet the needs of customers and competitive pricing. CompuServe believes that its ability to meet the needs of its customers with respect to these factors, as well as its ability to differentiate itself by providing value-added services to its customers, have been its competitive advantages in the Network Services business.

     In addition to competing against other OSPs and ISPs to attract subscribers, CompuServe also competes to retain subscribers once they have signed with one of CompuServe's services. Industry subscriber attrition rates, or the rates at which subscribers leave an online service, continue to be high. CompuServe is introducing a number of initiatives to reduce attrition and increase usage. There can be no assurance that these initiatives will be successful. Sustained high rates of attrition would materially and adversely affect CompuServe's business, financial condition and results of operations.

     Management believes that competitive pressures on pricing will continue as current and new Internet and online providers seek to increase market share. Price changes and possible increased spending in areas, such as marketing and product development, could limit CompuServe's opportunities to enter into and renew agreements with content providers and distribution partners, develop new products and services, and continue to grow its subscriber base, all of which could result in increased attrition of CompuServe's subscribers. Any of these events could have a material adverse effect on CompuServe's business, financial condition and results of operations.

                                    GLOSSARY

ATM Asynchronous Transfer Mode. An information transfer standard for routing traffic based on an address contained within the first five bytes of a fifty-three byte-long, fixed length data packet.

Backbone A centralized high-speed network that interconnects smaller, independent networks.

Bandwidth              The number of bits of information which can move through
                       a communications medium in a given amount of time.

Broadband              A telecommunications transmission facility that has a
                       bandwidth greater than a voice grade line, for example
                       T-1 and T-3 lines.

Data packet            A data transmission technique whereby information is
                       segmented and routed in discrete data envelopes called packets, each with its own appended control information for routing, sequencing and error checking.

Frame-relay            An information transfer standard for relaying traffic
                       based on an address contained in the header of a variable length data packet that is up to 2,106 bytes long.
                       Frame-relay has less overhead than ATM but may be difficult to operate at speeds greater than 45 Mbps.

Graphical user
interface              A means of communicating with a computer by manipulating
                       icons, menus and windows rather than using text commands.

Groupware              Software which permits multiple users of data to
                       retrieve, use and manipulate information within a controlled environment over a network.

Home page              An entry point for a collection of information presented
                       through the World Wide Web.

Internet A global collection of interconnected data communications networks which use TCP/IP, a common communications protocol.

ISDN Integrated Services Digital Network. An information transfer standard for transmitting digital voice and data over telephone lines at speeds up at 128 kbps.

ISP                    Internet service provider.

Kbps Kilobits per second. A data transmission rate. One Kilobit equals 1,024 bits of information.

LAN Local Area Network. A data communications network designed to interconnect personal computers, workstations, minicomputers, file servers and other communications and computing devices within a localized environment.

Mbps Megabits per second. A data transmission rate. One megabit equals 1,024 kilobits.

Modem A device for transmitting digital information over an analog telephone line.

Node The point in a network which connects a single computer to the network.

Online services        Commercial information services that offer a computer
                       user access to a specified slate of information, entertainment and communications menus on what appears to be a single system.

OSP                    Online service provider.

PC                     Personal computer.

POPs Points-of-presence. Geographic areas within which OSPs and ISPs provide local access.

Port The interface through which data is transmitted into or out of a computer.

PPP Point-to-Point Protocol. An information transfer standard for transmitting data packets over network connections between two points.

Router A system placed between networks that relays data to those networks based upon a destination address contained in the data packets being routed.

Shareware              Software that is uploaded by its owner to an online
                       service or the Internet for use by others, and usually paid for after a trial period.

TCP/IP Transmission Control Protocol/Internet Protocol. A suite of network protocols that allow computers with different architectures and operating system software to communicate with other computers on the Internet.

T-1 A data communications circuit capable of transmitting data at 1.5 mbps (sometimes called DS-1).

T-3 A data communications circuit capable of transmitting data at 45 mbps (sometimes called DS- 3).

Unix A computer operating system frequently found on work stations and PCs and noted for its portability and communications functionality.

Wide area network      A data communications network designed to interconnect
                       personal computers, workstations, microcomputers, file servers and other communications and computing devices that covers an area larger than a single building or campus.

World Wide Web or
  Web A collection of computer systems supporting a communications protocol that permits multi-media presentation of information over the Internet.

ITEM 3.  LEGAL PROCEEDINGS

     In July 1996, the Company and H&R Block were each served with a Summons and Class Action Complaint in a case entitled Greenfield v. CompuServe Corporation, et al. and filed in the Court of Common Pleas, Franklin County, Ohio. Also in July 1996, a second suit was filed against the Company and H&R Block, in federal district court for the Southern District of Ohio, entitled Romine v. CompuServe Corporation, et al.. These complaints (the "Complaints") also name the directors and certain officers of CompuServe at the time of the IPO and allege violations of the Securities Act of 1933, the Ohio Securities Code and common law. The Company intends to vigorously defend the litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     CompuServe Corporation common stock began trading on April 19, 1996 on the Nasdaq Stock Market, under the symbol "CSRV". As reported by the NASDAQ Stock Market, the high and low sales prices were as shown below:

                           FOR THE QUARTER ENDED                   HIGH       LOW
            ---------------------------------------------------   -------    ------
            April 30, 1996.....................................   $ 35.50    $27.75

     CompuServe Corporation has never declared, nor has it paid, any cash dividends on its Common Stock. The Company currently intends to retain its earnings to finance future growth and, therefore, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. During the year ended April 30, 1995, CompuServe Incorporated declared a non-cash dividend of $272.4 million to H&R Block Group, Inc. Any determination as to the payment of dividends will depend upon the future results of operations, capital requirement and financial condition of the Company and its subsidiaries and such other factors as the Board of Directors of the Company may consider, including any contractual or statutory restrictions on the Company's ability to pay dividends.

     As of July 12, 1996, there were approximately 1,000 shareholders of record and approximately 20,000 beneficial holders of CompuServe Common Stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

                                                               YEAR ENDED APRIL 30,
                                             --------------------------------------------------------
                                               1996        1995        1994        1993        1992
                                             --------    --------    --------    --------    --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING RESULTS:
Revenues:
  Online Services revenues................   $561,428    $395,954    $266,919    $174,882    $124,559
  Network Services revenues...............    198,828     147,673     109,402      81,740      63,097
  Other revenues(a).......................     32,909      39,166      53,565      58,777      78,808
                                             ---------   ---------   ---------   ---------   ---------
Total Revenues............................    793,165     582,793     429,886     315,399     266,464
Costs and Expenses:
  Costs of revenues.......................    387,470     231,189     179,366     125,642     122,974
  Marketing(c)............................    175,213     104,828      65,591      51,542      41,763
  General and administrative..............     39,634      30,750      32,641      30,199      24,972
  Depreciation and amortization...........     74,708      45,310      31,447      22,198      13,679
  Product development.....................     28,304      18,929      16,101      10,403       8,499
  Purchased research and development(b)...                 83,508
                                             ---------   ---------   ---------   ---------   ---------
Total Costs and Expenses..................    705,329     514,514     325,146     239,984     211,887
                                             ---------   ---------   ---------   ---------   ---------
Operating earning.........................     54,577      87,836      68,279     104,740      54,577
Interest expense to Parent................      5,555          --          --          --          --
                                             ---------   ---------   ---------   ---------   ---------
Earnings before taxes.....................     82,281      68,279     104,740      75,415      54,577
Taxes on earnings.........................     33,187      59,481      42,647      29,838      21,591
                                             ---------   ---------   ---------   ---------   ---------
Net earnings(c)...........................   $ 49,094    $  8,798    $ 62,093    $ 45,577    $ 32,986
                                             =========   =========   =========   =========   =========
Earnings per share........................   $    .66    $    .12    $    .84    $    .61    $    .44
                                             =========   =========   =========   =========   =========

                                                                 AS OF APRIL 30,
                                             --------------------------------------------------------
                                               1996        1995        1994        1993        1992
                                             --------    --------    --------    --------    --------
                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
Total assets..............................   $965,828    $323,557    $330,867    $240,365    $174,173
Cash, cash equivalents and investments....   $310,991    $  4,913    $  3,633    $  3,669    $  5,158
Due to Parent.............................               $142,400
Stockholders' equity......................   $770,666    $ 79,858    $241,677    $179,389    $133,780

                                                               YEAR ENDED APRIL 30,
                                             --------------------------------------------------------
                                               1996        1995        1994        1993        1992
                                             --------    --------    --------    --------    --------
                                                (IN THOUSANDS, EXCEPT NETWORK SERVICES CUSTOMERS)
OTHER DATA:
Online subscribers:
  North America...........................      2,336       1,765       1,139         780         612
  International...........................      1,016         456         239         144         114
                                             --------    --------    --------    --------    --------
  Total USA hosted........................      3,352       2,221       1,378         924         726
  Licensee................................      1,674         809         640         480         350
                                             --------    --------    --------    --------    --------
Total online subscribers..................      5,026       3,030       2,018       1,404       1,076
Total online subscriber hours.............    123,023      50,326      27,271      14,123       8,646
Network Services customers................        966         743         586         484         377
Total network customer hours..............     45,146      31,539      20,058      14,149      10,283

QUARTERLY DATA:

                             FISCAL 1996 QUARTER ENDED                         FISCAL 1995 QUARTER ENDED
                   ---------------------------------------------    -----------------------------------------------
                   JULY 31    OCTOBER 31   JANUARY 31   APRIL 30    JULY 31     OCTOBER 31   JANUARY 31   APRIL 30
                     1995        1995         1996        1996        1994         1994         1995        1995
                   --------   ----------   ----------   --------    --------    ----------   ----------   ---------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.........  $186,549    $188,374     $203,032    $215,210    $127,896(a)  $136,631     $154,172    $ 164,094
Costs and
Expenses.........   140,944     164,639      185,785     213,961(d)   93,855      101,771      112,500       39,372
Net Earnings
  (Loss)(c)......    26,835      13,966        9,398      (1,105)     20,699       21,196       25,320      (58,417)(b)
Earnings (Loss)
  per Share......  $    .36    $    .19     $    .13    $   (.02)   $    .28     $    .29     $    .34    $    (.79)

- ---------------
(a) Other revenues include the operations of, and the gain of $2,680 on the sale of, Collier-Jackson, Inc. sold in June 1994, and the operations of other businesses sold in 1993 and 1994 which are not considered significant.

(b) The Company recorded a charge for purchased research and development of $83,508 in connection with the acquisition of SPRY in April 1995, which is not deductible for income tax purposes. See note 3 of notes to the consolidated financial statements.

(c) On May 1, 1995, the Company changed its method of accounting for direct response advertising costs to conform with the American Institute of Certified Public Accountants Statement of Position 93-7, "Reporting on Advertising Costs." Effective February 1, 1996, the Company changed further the method of accounting for these costs. The net effect of these changes in accounting was to increase assets by $96,636 as of April 30, 1996. Net earnings increased $6,271, $9,310, $23,587, and $18,524 for the quarters ended July 31, 1995, October 31, 1995, January 31, 1996 and April 30, 1996, respectively and $57,692 for the year ended April 30, 1996. See note 2 of notes to the consolidated financial statements and "New Accounting Standards" in "Item. 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations".

(d) During the fourth quarter of fiscal 1996, the Company reduced certain accruals for incentive compensation and value added taxes totalling $7,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     CompuServe Corporation is a majority owned subsidiary of Parent, which is a wholly owned subsidiary of H&R Block. On April 4, 1995, H&R Block acquired SPRY for $101.6 million. On January 30, 1996, H&R Block contributed its interest in SPRY to the Company. The Company's consolidated financial statements include the accounts of SPRY since the date of acquisition by H&R Block. For additional information relating to this acquisition, see note 3 of notes to the consolidated financial statements.

     On April 19, 1996, the Company completed an initial public offering of 18,400,000 shares of its common stock at $30 per share. This transaction reduced Parent's ownership to 80.1%. On July 16, H&R Block announced that its Board of Directors had approved plans to Spin-off H&R Block's remaining 80.1% interest in CompuServe. The Spin-off is subject to, among other things, shareholder approval at H&R Block's annual meeting expected to take place in September 1996 and a favorable ruling from the Internal Revenue Service as to the tax-free nature of the Spin-off. H&R Block approved that it expects the Spin-off to be completed on or about November 1, 1996.

     The Company's revenues have increased significantly over the last three years, primarily because of the growth in subscriber count driven by the rapidly expanding market for consumer online and Internet services, and because of Network Services revenue growth due to market and market share increases. Online Services revenues are generated principally from subscribers paying a monthly membership fee and charges based on usage. Since these members pay a monthly fee, the Company considers them to be active. The usage of the service by members who have a complimentary account is not material. Royalties received from NiftyServe, a licensee of the Company's online technology, represent less than 1% of the Online Services revenues. The Company does not expect royalties received from NiftyServe to materially change in the future. Network Services revenues are generated based upon terms negotiated as to price and duration. Other revenues consist primarily of computer hosting services to certain corporate customers and network services to H&R Block.

     Traditionally both the acquisition and usage patterns of Online Services subscribers were seasonal from October to March. However, because of the increase in acquisition rates due to both the Company's continuing promotional activities throughout the year and the overall growth in the industry, the effects of this seasonality in the last year was offset somewhat as a significant factor in the business. Historically, there has been no seasonality in the Company's Network Services business.

PRICING

     Competitive dynamics in the online services market have resulted in a series of price decreases by the major online service providers over the last three years. Historically, CompuServe has made these price adjustments in February and the adverse impact of such price reductions on earnings has been more than offset by increased volume and economies of scale.

     In September 1995, CompuServe introduced a new pricing schedule for the CIS intended to encourage subscribers to explore more features of the service, stay on the service longer and increase CIS's price competitiveness with the other major consumer online services. The new pricing schedule has reduced revenue per subscriber but has contributed to significant increases in subscriber acquisitions and usage.

     The change in pricing in September 1995 followed a change in pricing the preceding February, the month in which the Company had typically reviewed and adjusted pricing in previous years. The two price changes in less than 12 months affect the comparison of revenues, earnings and revenues per customer compared to the preceding year. Historically, declines in pricing have been offset by increased usage and economies of scale. However, increased usage and economies of scale have not yet fully offset the impact of the September 1995 price change. Management believes that competitive pressures on pricing will continue as current and new Internet and online providers seek to increase market share. Management believes that potential new sources of revenues such as advertising and transaction processing will help offset the effects of potential future price decreases and declines in revenue per customer.

     In addition, the Company has recently begun offering fixed pricing for SPRYNET and for WOW!, but does not yet have sufficient data available to determine the impact of such pricing on results of operations or liquidity. Because the new fixed monthly prices are above the current average monthly revenue per subscriber before the change to fixed pricing, management believes that revenues may increase. The Company's costs of providing the service may also increase as subscribers expand their usage of the service because they experience no marginal cost in doing so. Management believes that fixed pricing may increase both revenues and expenses, but does not currently expect this change to have a material impact on the Company's results of operations or liquidity. There can be no assurance, however, that revenues and expenses will respond to fixed pricing in the manner in which management anticipates.

GROWTH IN SUBSCRIBER BASE AND SUBSCRIBER RETENTION

     The Company has experienced rapid growth in its subscriber base. During 1995, the net number of the Company's and its licensee's subscribers grew by an average of 84,000 per month, and at an average of 166,000 per month for 1996. See also "-- Projected Results for Fiscal Quarter Ending July 31, 1996." One of the key components of increased subscriber growth is the extent to which those who try an online service remain customers.

     The Company promotes its services through a variety of marketing efforts such as direct mail, publication inserts, national television advertising and print advertisements in general interest, business and specialty periodicals. During 1996, the Company began a major new marketing and distribution effort to capitalize on the growing interest in online services and the Internet, investing over $160 million in 1996 for marketing and distribution, an increase of nearly fourfold over 1995. Major aspects of the new programs included substantial increases in distribution of trial software disks through direct mail and publication inserts. New CIS subscribers receive ten free hours of access in their first month. The Company believes that this industry-wide practice has been a significant factor in encouraging new signups.

     Similar to its competitors, the Company expects subscriber turnover as subscribers cancel for various reasons. While offering free access during an introductory period has significantly encouraged new signups, it has also resulted in a higher percentage of subscribers canceling in the first 90 days. Similarly, the types of marketing and promotion undertaken by the Company can also have an impact on subscriber retention rates. At April 30, 1996, the Company had retained approximately six out of ten customers that had subscribed in the previous 90 days, five out of ten customers that had subscribed in the previous year and two years and four out of ten customers that had subscribed in the previous three and four years. There can be no assurance that the Company's subscriber retention rates will not decline below these levels.

COMPONENTS OF REVENUES AND COSTS OF REVENUES

     Revenues from Online Services customers are based primarily on online usage and monthly fees. There are no material differences in revenues per customer between the identified Online Services subscriber groups (other than NiftyServe subscribers). Revenues from Network Services customers are based primarily on usage and value-added fees. Revenues per customer for Network Services customers can vary significantly based upon the individual customer's requirements.

     Management expects that the decline in revenue per customer in 1996 will continue next fiscal year, consistent with its goal to attract more customers and encourage more online usage through pricing and targeted service offerings. Variable costs of revenues for Online Services increase with usage due to royalty payments to information providers, bankcard costs based upon the number of customers, customer service costs, and data communication costs shared by Interactive and Network Services. While a significant portion of data communications costs is fixed in the short term, data communications costs are variable in the long term due to the significant growth in number of customers. Economies of scale and productivity improvements related to data communications and infrastructure mitigate the rate of increase in other categories included in costs of revenue.

     The major component of the costs of revenue for Network Services is the cost of network links. The ratios of these costs to revenue have not materially changed. The major components of the costs of revenue for CIS and SPRYNET and the recently launched WOW! services are the network, content acquisition and customer services costs as a function of member growth and retention. The CIS and WOW! services have the same basic cost structure, and the primary change in this structure has been an increase in content acquisition costs for CIS and an increase in customer service costs for WOW!. The SPRYNET service cost structure does not have a material content component.

STRATEGIC INITIATIVES

     On August 1, 1995, the Company announced a series of investment initiatives designed to enhance long-term competitiveness, take advantage of accelerating growth opportunities and enhance market share for its online services. They include: the launch of WOW!; a simplified and less expensive pricing structure; a new CIS interface; increased expenditures for marketing and infrastructure expansion; and the expansion of Internet access through CIS, WOW! and SPRYNET. These initiatives, which have been underway since early fall of 1995, are expected to reduce profitability over a twelve-to-eighteen-month period. Management anticipates that the expenses associated with these initiatives will be partially offset by a one-time benefit in 1996 from a change in accounting for direct response advertising costs.

NEW ACCOUNTING STANDARDS

     On May 1, 1995, the Company changed its method of accounting for direct response advertising costs to conform with the American Institute of Certified Public Accountants Statement of Position 93-7, "Reporting on Advertising Costs" ("SOP 93-7"). Under SOP 93-7, direct response advertising costs that meet certain criteria are recorded as assets and are amortized on a cost-pool-by-cost-pool basis over the period during which the future benefits are expected to be received. (See note 2 of notes to the consolidated financial statements.) Effective May 1, 1995, in compliance with SOP 93-7, acquisition costs for online subscribers are being deferred and charged to operations over 24 months beginning the month after such costs are incurred, with 60% amortized in the first twelve months.

     Effective February 1, 1996, the Company changed its policy of capitalizing subscriber acquisition costs related to magazine and newspaper advertisements and broadcast costs to expensing those costs which do not necessarily result in a direct revenue-generating response. Additionally, the Company began to capitalize related payroll, outsourcing, disk and CD-ROM costs for activities directly associated with direct-response advertising. All costs capitalized before this change will continue to be amortized. The net effect of these two changes increased marketing costs by $9 million for the fourth quarter ended April 30, 1996, and would have increased marketing costs by approximately $7 million for the nine months ended January 31, 1996. The launch of the new WOW! service in March 1996 resulted in most of the increase during the fourth quarter. This change will have a greater impact on the Company's marketing costs in 1997, as the Company expects to increase subscriber acquisition activity, including those subscriber acquisition expenditures which the Company will be expensing as incurred.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," effective for transactions entered into after December 15, 1995. This Statement requires the disclosure of the estimated fair value of stock-based compensation arrangements with employees and encourages, but does not require, the recognition of such expense. Certain Company employees participate in the Company's long-term incentive plan. The Company does not intend to adopt the recognition provisions of this Statement; therefore, the adoption of this Statement will have no effect on the Company's financial statements.

PROJECTED RESULTS FOR FISCAL QUARTER ENDING JULY 31, 1996

     On July 16, 1996, the Company announced that flat subscriber growth within its CIS online service, coupled with continued investments in the introduction of WOW! and infrastructure improvements, will result in a projected net loss from operations for the quarter ending July 31, 1996. The flat CIS online service subscriber growth reflects the planned delay in advertising and marketing programs until the release of CIM 3.0 (currently scheduled for late summer 1996), traditional industry-wide summer slowdown in signups, and a higher level of cancellations of subscribers acquired through the Company's recently expanded marketing effort. Revenue performance from Network Services and Online Services for WOW! and SPRYNET is consistent with management expectations.

     The Company is also in the process of taking action to reduce costs and to dispose of certain underperforming assets. These actions, after consideration of one-time costs and charges to implement such actions, are expected to further negatively impact first quarter and full year results for the fiscal year ending April 30, 1997, but benefit earnings of subsequent periods.

     Except for the historical information contained herein, the matters discussed in this Form 10-K are forward-looking statements which involve risks and uncertainties including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices and other factors discussed in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     FISCAL YEAR ENDED APRIL 30, 1996 COMPARED TO FISCAL YEAR ENDED APRIL 30,
1995

     ONLINE SERVICES REVENUES. Online Services revenues for the year ended April 30, 1996 increased 41.8% over the prior year to $561.4 million from $396.0 million. The increase in revenues was primarily the result of the increase in the Company's subscriber base. The number of CIS subscribers at April 30, 1996, exclusive of NiftyServe subscribers, increased 46.7% to 3.2 million from 2.2 million in 1995.

     The average monthly CIS revenue per subscriber decreased to $17.01 for 1996 (an average of $16.45 for the fourth quarter) from $19.17 for 1995 due to a price reduction implemented in February 1995 and a new pricing structure introduced in September 1995. (Revenue per subscriber excludes royalties and subscribers from NiftyServe and SPRYNET.) During 1996, the average monthly usage per CIS subscriber increased 51.4% compared to 1995.

     NETWORK SERVICES REVENUES. Network Services revenues increased 34.6% to $198.8 million from $147.7 million for 1995, while the number of Network Services customers increased 30.0% to 966. The increase in revenues was due to the increase in the number of network customers and higher usage by existing customers.

     OTHER REVENUES. Other revenues decreased 16.0% to $32.9 million from $39.2 million due primarily to the sale of Collier-Jackson, Inc. in 1995 ($2.0 million revenue from this divested business and a $2.7 million pretax gain on sale), and $1.5 million from H&R Block Tax Services for development of tax preparation software in 1995. These amounts were partially offset by a $2.4 million gain on the sale of a minority-interest investment in 1996. Other revenues also include corporate remote computing services and fees from H&R Block Tax Services, Inc. for electronic tax filing support.

     COSTS OF REVENUES. Costs of revenues consist primarily of data communication costs, royalties paid to information and service providers, salaries associated with providing customer support and operating the data centers and property and other direct costs. Costs of revenues increased as a percent of total revenues to 48.9% in 1996 from 39.7% in 1995. Of the 9.2 percentage point increase, 5.8 percentage points reflect costs associated with increased network hours, and 2.1 percentage points reflect increased customer service costs.

     MARKETING. Marketing expenses include costs incurred to acquire and retain subscribers, other marketing expenses and the Network Services sales organization. Effective May 1, 1995, acquisition costs for online subscribers are being deferred and charged to operations over 24 months beginning the month after such costs are incurred, with 60% amortized in the first twelve months. See note 2 of notes to the consolidated financial statements. Marketing expenses as a percent of total revenues increased in 1996 to 22.1% (34.3% before deferral of subscriber acquisition costs) compared to 18.0% in 1995. The increase in marketing expenses is primarily attributable to increased general consumer advertising on television and in periodicals, a greater use of publication inserts, expanded international marketing efforts, distribution of trial software disks through direct mail, the launch of WOW!, and special event promotions and advertising expenses incurred by SPRY.

     GENERAL AND ADMINISTRATIVE. As a percent of total revenues, general and administrative expenses decreased to 4.9% in 1996 from 5.3% in 1995. This decrease primarily reflected the favorable outcome of certain legal matters, sales tax audits and VAT issues which had been provided for in prior periods.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization as a percent of total revenues increased to 9.4% in 1996 compared to 7.8% in 1995. The increase was due to increased capital expenditures to double network capacity during 1996 to support the Company's rapid growth, and the amortization of goodwill related to the SPRY acquisition which is being amortized over five years.

     PRODUCT DEVELOPMENT. Product development costs as a percent of total revenues for 1996 increased to 3.6% from 3.2% in the prior year. The increase was due primarily to the acquisition of SPRY in April 1995 and increases in software development and personnel costs for the new WOW! online service as well as enhancements to the CIS interface.

     TAXES ON EARNINGS. The effective tax rate decreased to 40.3% in 1996 compared to 87.1% in 1995. The decrease resulted from a charge for purchased research and development in 1995 that was not deductible for income tax purposes.

     FISCAL YEAR ENDED APRIL 30, 1995 COMPARED TO FISCAL YEAR ENDED APRIL 30,
1994

     ONLINE SERVICES REVENUES. Online Services revenues increased 48.3% to $396.0 million in 1995 from $266.9 million in 1994. The increase in Online Services revenues was due primarily to the increase in the number of subscribers. The number of CIS subscribers, exclusive of NiftyServe, increased 61.2% to 2.2 million from 1.4 million in 1994. The average monthly revenue per subscriber in 1995 was $19.17 compared to $19.35 in 1994, reflecting the impact of a price reduction in February 1994, partially offset by higher usage.

     NETWORK SERVICES REVENUES. Network Services revenues increased 35.0% to $147.7 million from $109.4 million in the prior year. The number of Network Services customers increased 26.8% over the prior year to 743 from 586. The increase in revenues was due to the increase in network customers and greater usage by existing customers.

     OTHER REVENUES. Other revenues decreased 26.9% as compared to the prior year to $39.2 million from $53.6 million, primarily due to the sale of Collier-Jackson, Inc. in June 1994.

     COSTS OF REVENUES. Costs of revenues as a percent of total revenues was 39.7% in 1995 compared to 41.7% in 1994. This decrease was due primarily to the sale of Collier-Jackson, Inc., partially offset by an increase in data communication costs from higher wide area network and online subscriber usage, royalties paid to information and content providers and customer support activities.

     MARKETING. Marketing expenses as a percent of total revenues increased to 18.0% from 15.3% in 1994. The increase in marketing expenses was due to an increase in expenditures to increase the online subscriber and network customer base.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses as a percent of total revenues decreased to 5.3% in 1995 from 7.6% in 1994. The decrease was due primarily to lower business taxes due to favorable resolution of various sales tax issues and legal matters.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense as a percent of total revenues increased to 7.8% in 1995 from 7.3% in 1994. Depreciation expense increased as a result of capital additions of computers, servers, network nodes and modems.

     PRODUCT DEVELOPMENT. Product development costs as a percent of total revenues decreased to 3.2% in 1995 from 3.7% in 1994. The decrease was due primarily to the completion of software that was developed for H&R Block Tax Services, Inc. in 1994.

     PURCHASED RESEARCH AND DEVELOPMENT. During 1995, the Company recorded a charge for purchased research and development in connection with the acquisition of SPRY. See note 3 of notes to the consolidated financial statements.

     TAXES ON EARNINGS. The effective tax rate increased to 87.1% in 1995 from 40.7% in 1994 as a result of the charge for purchased research and development that was not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     In April 1996, the Company sold 18.4 million shares of its common stock in a public offering and received $518.8 million net of underwriting fees and expenses.

     Historically, the Company had participated in H&R Block's centralized cash management system whereby cash received from operations was transferred to H&R Block's centralized cash accounts and cash disbursements were funded from the centralized cash accounts on a daily basis. Accordingly, cash requirements for operating purposes and for capital expenditures were met from this source. The Company began utilizing its own centralized cash management system following the public offering of its common stock in April 1996.

     In March 1995, the Company declared a non-cash dividend of $272.4 million to H&R Block Group which reduced "Due From Parent" by the same amount. At October 31, 1995, the Company's "Due to Parent" (which constituted payables to HRB Management) was $199.8 million. Interest income (expense) was not calculated prior to October 31, 1995 due to H&R Block Group's prior policy of not crediting (charging) interest with respect to intercompany accounts. Interest income (expense) related to intercompany accounts is not appropriate because it was not credited or charged, and management believes that it would not have been material in periods prior to October 31, 1995. Effective October 31, 1995, this intercompany balance was replaced with a $124.8 million contribution to capital and a $75.0 million intercompany payable. In April 1996, the Company repaid $205 million in intercompany accounts, which reflected the Company's continued investment in capital expenditures and marketing, and which included $5.6 million for interest from November 1, 1995. All outstanding intercompany balances were evidenced by an intercompany credit facility between the Company and HRB Management. Intercompany borrowings bear interest at the applicable prime rate, adjusted monthly. At April 30, 1996, the Company is owed $17.4 million by Parent.

     The Company's primary source of liquidity has historically been cash flow from operating activities. At April 30, 1996, the Company had cash, cash equivalents and investments totaling $310.0 million.

     In each of the years 1994 and 1995, the Company generated positive cash flow and advanced these funds to H&R Block. From 1994 through 1996, the Company generated $278.2 million in cash from operations, primarily net earnings, depreciation and amortization. Total cash invested during this period was $448.7 million, mainly reflecting capital expenditures for computers, network nodes and modems.

     Beginning in 1996, the Company significantly accelerated its expenditures to grow its subscriber base and to expand its infrastructure to support substantial increases in system usage. The Company invested approximately $160 million in 1996 for subscriber acquisition and marketing, a fourfold increase over 1995. The Company expects to spend approximately $175 million for subscriber acquisition and marketing in 1997.

     The Company also invested $219 million for capital expenditures in 1996 and expects to invest up to $190 million for capital expenditures in 1997. The planned expenditures for 1997 include approximately $50 million for full deployment of TCP/IP across the Company's network. In addition, the Company estimates that the full deployment of TCP/IP across its network will cost approximately $200 million over the three years beginning in 1997. Management anticipates that capital expenditures will continue to increase in the near term due to equipment replacements and purchases of additional equipment to support an increased base of online subscribers, growth in corporate network customers and additional facilities.

     The Company's depreciation and amortization expense in future periods will increase due to the substantial capital investment and marketing initiatives described above. Management believes that these initiatives will result in higher revenues and improved cash flows in future periods. The Company believes that the proceeds from the public offering of common stock in April 1996 will be sufficient to meet the Company's presently anticipated funding requirements for approximately eighteen months to two years. Thereafter, if internally generated cash is insufficient to meet the Company's capital needs, the Company may be required to seek additional sources of funds.

     The Company agreed to an unsecured $25 million revolving credit facility with Bank One, Columbus, NA, in June 1996. Borrowings under the credit facility will bear interest at a floating rate equal to either the bank's prime rate or 0.25% over LIBOR. The Company is required to pay an unused commitment fee of 0.08% per annum for this facility. Borrowings under the credit facility may be used for general corporate purposes. The facility expires in June 1997, subject to renewal. There can be no assurance as to the availability of other external sources of financing or the terms under which it would be available.

     Approximately 20% of the Company's revenues were generated from sources outside of the United States and future growth potential for the Company's services is located outside of the United States. In the normal course of its business, the Company enters into hedging transactions to mitigate its exposure to exchange rate fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors
  of CompuServe Corporation:

     We have audited the accompanying consolidated balance sheets of CompuServe Corporation (a majority-owned subsidiary of H&R Block Group, Inc.) and subsidiaries as of April 30, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended April 30, 1996. Our audits also included the consolidated financial statement schedule, listed in Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CompuServe Corporation and subsidiaries at April 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for direct response advertising during the year ended April 30, 1996.

Deloitte & Touche LLP
Columbus, Ohio
June 14, 1996

                    COMPUSERVE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

                                                                                APRIL 30,
                                                                           --------------------
                                                                             1996        1995
                                                                           --------    --------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.............................................   $280,646    $  4,913
  Investments...........................................................     29,345
  Receivables, less allowance for doubtful accounts of $3,429 and
     $3,986, respectively...............................................    119,186      81,022
  Due from parent.......................................................     17,377
  Prepaid expenses......................................................     14,103       5,056
  Other current assets..................................................     25,233      14,768
                                                                           --------    --------
       Total current assets.............................................    485,890     105,759
INTANGIBLE ASSETS, less accumulated amortization of $10,610 and $7,006,
  respectively..........................................................     22,809      14,353
PROPERTY AND EQUIPMENT, net.............................................    348,059     198,710
OTHER ASSETS:
  Deferred subscriber acquisition costs, net............................     96,636
  Other assets..........................................................     12,434       4,735
                                                                           --------    --------
       Total other assets...............................................    109,070       4,735
                                                                           --------    --------
TOTAL...................................................................   $965,828    $323,557
                                                                           ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable......................................................   $ 89,236    $ 42,335
  Accrued salaries, wages and payroll taxes.............................     15,475      18,699
  Accrued taxes.........................................................      4,070       7,629
  Accrued royalties.....................................................      6,361       6,334
  Deferred revenue......................................................      4,077       1,375
  Other accrued expenses................................................     19,180      13,514
                                                                           --------    --------
       Total current liabilities........................................    138,399      89,886
DEFERRED INCOME TAXES...................................................     56,763      11,413
DUE TO PARENT...........................................................                142,400
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share: 250,000,000 shares authorized;
     shares issued and outstanding of 92,600,000 and 74,200,000,
     respectively.......................................................        926         742
  Additional paid-in capital............................................    744,288     100,879
  Retained earnings (accumulated deficit)...............................     27,121     (21,973)
  Cumulative translation adjustments....................................     (1,669)        210
                                                                           --------    --------
       Total stockholders' equity.......................................    770,666      79,858
                                                                           --------    --------
TOTAL...................................................................   $965,828    $323,557
                                                                           ========    ========

                See notes to consolidated financial statements.

                    COMPUSERVE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                    AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA

                                                                   YEAR ENDED APRIL 30,
                                                         -----------------------------------------
                                                            1996           1995           1994
                                                         -----------    -----------    -----------
REVENUES:
  Online Services revenues............................   $   561,428    $   395,954    $   266,919
  Network Services revenues...........................       198,828        147,673        109,402
  Other revenues......................................        32,909         39,166         53,565
                                                         -----------    -----------    -----------
       Total revenues.................................       793,165        582,793        429,886
COSTS AND EXPENSES:
  Costs of revenues...................................       387,470        231,189        179,366
  Marketing...........................................       175,213        104,828         65,591
  General and administrative..........................        39,634         30,750         32,641
  Depreciation and amortization.......................        74,708         45,310         31,447
  Product development.................................        28,304         18,929         16,101
  Purchased research and development..................                       83,508
                                                         -----------    -----------    -----------
       Total costs and expenses.......................       705,329        514,514        325,146
                                                         -----------    -----------    -----------
OPERATING EARNINGS....................................        87,836         68,279        104,740
INTEREST EXPENSE TO PARENT............................         5,555
                                                         -----------    -----------    -----------
EARNINGS BEFORE TAXES.................................        82,281         68,279        104,740
TAXES ON EARNINGS.....................................        33,187         59,481         42,647
                                                         -----------    -----------    -----------
NET EARNINGS..........................................   $    49,094    $     8,798    $    62,093
                                                         ===========    ===========    ===========
EARNINGS PER COMMON SHARE.............................   $      0.66    $      0.12    $      0.84
                                                         ===========    ===========    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING............    74,803,279     74,200,000     74,200,000

                See notes to consolidated financial statements.

                    COMPUSERVE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              AMOUNTS IN THOUSANDS

                                                                     RETAINED
                                                     ADDITIONAL      EARNINGS      CUMULATIVE
                                           COMMON     PAID-IN      (ACCUMULATED    TRANSLATION
                                           STOCK      CAPITAL        DEFICIT)      ADJUSTMENTS     TOTAL
                                           ------    ----------    ------------    -----------    --------
BALANCE AS OF APRIL 30, 1993............    $742      $    (741)    $  179,528       $  (140)     $179,389
Net earnings............................                                62,093                      62,093
Change in foreign currency translation
  adjustment............................                                                 195           195
                                            ----      ---------     ----------       -------      --------
BALANCE AS OF APRIL 30, 1994............     742           (741)       241,621            55       241,677
Net earnings............................                                 8,798                       8,798
Dividends to Parent.....................                              (272,392)                   (272,392)
Change in foreign currency translation
  adjustment............................                                                 155           155
Parent contribution to capital..........                101,620                                    101,620
                                            ----      ---------     ----------       -------      --------
BALANCE AS OF APRIL 30, 1995............     742        100,879        (21,973)          210        79,858
Net earnings............................                                49,094                      49,094
Sale of common stock....................     184        518,635                                    518,819
Change in foreign currency translation
  adjustment............................                                              (1,879)       (1,879)
Parent contribution to capital..........                124,774                                    124,774
                                            ----      ---------     ----------       -------      --------
BALANCE AS OF APRIL 30, 1996............    $926      $ 744,288     $   27,121       $(1,669)     $770,666
                                            ====      =========     ==========       =======      ========

                See notes to consolidated financial statements.

                    COMPUSERVE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              AMOUNTS IN THOUSANDS

                                                                      YEAR ENDED APRIL 30,
                                                               ----------------------------------
                                                                 1996         1995         1994
                                                               ---------    ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................   $  49,094    $   8,798    $ 62,093
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization..........................      74,708       45,310      31,447
     Amortization of deferred subscriber acquisition
       costs................................................      22,585
     Provision for deferred taxes on earnings...............      46,018       (1,912)      1,401
     Gain on sale of subsidiary.............................                   (2,680)
     Purchased research and development.....................                   83,508
     Changes in:
       Receivables..........................................     (38,164)     (29,576)    (16,368)
       Prepaid expenses.....................................      (9,047)      (2,510)         (8)
       Other current assets                                      (11,133)        (150)     (1,051)
       Deferred subscriber acquisition costs................    (119,221)
       Accounts payable.....................................      46,901        9,018      14,769
       Accrued salaries, wages and payroll taxes............      (3,224)       5,004       4,897
       Accrued taxes........................................      (3,559)      (2,671)      4,699
       Accrued royalties....................................          27        2,123       1,912
       Deferred revenue.....................................       2,702       (6,545)        174
       Other accrued expenses...............................       5,666        3,017         162
                                                               ----------   ----------   ---------
          Net cash provided by operating activities.........      63,353      110,734     104,127
                                                               ----------   ----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (219,172)    (101,603)    (76,526)
  Purchase of short term investments........................     (29,345)
  Proceeds from sale of subsidiary..........................                    5,195
  Other, net................................................     (22,919)      (3,546)       (754)
                                                               ----------   ----------   ---------
          Net cash used by investing activities.............    (271,436)     (99,954)    (77,280)
                                                               ----------   ----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock, net of costs of
     $33,181................................................     518,819
  Repayments to Parent......................................    (205,000)
  Advances from Parent......................................     169,997       (9,500)    (26,883)
                                                               ----------   ----------   ---------
          Net cash provided (used) by financing
            activities......................................     483,816       (9,500)    (26,883)
                                                               ----------   ----------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     275,733        1,280         (36)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............       4,913        3,633       3,669
                                                               ----------   ----------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................   $ 280,646    $   4,913    $  3,633
                                                               ==========   ==========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid to Parent for income taxes......................   $  33,187    $  59,481    $ 42,647
                                                               ==========   ==========   =========
  Interest paid to Parent...................................   $   5,555
                                                               ==========

                See notes to consolidated financial statements.

                    COMPUSERVE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED APRIL 30, 1996, 1995 AND 1994
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

1.  ORGANIZATION

     CompuServe Corporation ("Company") is a majority-owned subsidiary of H&R Block Group, Inc. ("Parent"). Parent is a wholly-owned subsidiary of H&R Block, Inc. ("Block").

     On April 19, 1996, the Company entered into an agreement with Parent whereby Parent contributed all of its shares of CompuServe Incorporated ("Inc.") (at the time a wholly-owned subsidiary of Parent) to the Company in exchange for 74,199,000 shares of Company common stock. This transaction has been accounted for similar to a pooling of interests, and accordingly, the accompanying financial statements have been restated to include the accounts and operations of the combined companies for all periods prior to the transaction.

     In April 1995, Parent acquired SPRY, Inc. ("SPRY"), as described in Note 3. On January 30, 1996, Parent contributed its investment in SPRY to Inc. The accompanying consolidated financial statements include the accounts of SPRY since the date of acquisition by Parent.

     On April 19, 1996, the Company completed an initial public offering of 18,400,000 shares of its common stock at $30.00 per share. This transaction reduced the Parent's ownership in the Company to 80.1%. The Parent intends to distribute its remaining ownership interest in the Company by means of a split-off or spin-off within approximately twelve months of the initial public offering. The distribution will be subject to the receipt of a favorable ruling from the Internal Revenue Service or an opinion of counsel as to the tax-free nature of the transaction, certain other conditions and the absence of any change in market conditions or other circumstances that cause the Parent to conclude that the distribution is not in the best interests of its stockholders. Prior to the initial public offering, the Parent owned all 1,000 shares outstanding.

     The Company provides computer-based information and communication services to businesses and individual owners of personal computers, and operates primarily through two business groups: Interactive Information Services ("Online Services") and Network Services ("Network Services").

     Online Services revenues are generated primarily from subscribers paying a monthly membership fee and charges based on usage as well as from fees received from a licensee and distributors of the Company's online service technology. Network Services revenues are generated by providing secure turnkey, value added global network interconnectivity and access services to individuals and major corporate customers internationally. Network revenues are generated based upon terms negotiated as to price and duration. Other revenues consist primarily of computer time sharing services to certain corporate customers and network services to Block.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

     MANAGEMENT ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. During the fourth quarter of fiscal 1996, the Company reduced certain accruals for incentive compensation and value added taxes totalling $7,000.

     REVENUE RECOGNITION -- Revenues are recorded in the period in which the service is provided or the product is shipped.

     PROPERTY AND EQUIPMENT -- Buildings, computer hardware, furniture and equipment are recorded at cost and depreciated over the estimated useful lives of the assets, ranging from 3 to 10 years for computer hardware, furniture and equipment and 45 years for buildings, using the straight-line method. Leasehold improvements are amortized over the period of the respective lease using the straight-line method. Maintenance and repairs are expensed as incurred. Expenditures which significantly increase the value of the assets or extend useful lives are capitalized.

     DEFERRED SUBSCRIBER ACQUISITION COSTS -- Effective May 1, 1995, the Company prospectively changed its method of accounting for direct response advertising costs to conform with the American Institute of Certified Public Accountants Statement of Position 93-7, "Reporting on Advertising Costs," which specifies the accounting for direct response advertising. Under this accounting method, direct response advertising costs that meet certain criteria are reported as assets and are amortized on a cost-pool-by-cost-pool basis over the period during which the future benefits are expected to be received. The Company amortizes its subscriber acquisition costs over a 24-month period, on an accelerated basis (60% in the first twelve months), in order to match subscriber acquisition costs with associated Online Services revenues, beginning in the month subsequent to the expenditure. Subscriber acquisition costs include primarily magazine and newspaper advertisements, broadcast costs, direct mail costs including mailing lists and postage, payments to OEMs, and disk and CD-ROM costs related directly to new subscriber solicitations. These costs consist of incremental direct costs paid to independent third parties. No indirect costs are included in deferred subscriber acquisition costs. The net effect of the change in accounting increased assets by $96,636 at April 30, 1996 and increased net earnings by $57,692 for the year then ended. Amortization of direct response advertising assets was $22,585 for the year ended April 30, 1996 and is included in marketing costs. Direct response advertising costs incurred to obtain new online service subscribers are recoverable from monthly revenues generated from those subscribers within a short period of time after the related costs are incurred.

     The Company expenses advertising costs not classified as direct response the first time the advertising takes place.

     Effective February 1, 1996, the Company changed its policy of capitalizing subscriber acquisition costs related to magazine and newspaper advertisements and broadcast costs to expensing those costs which do not result in a direct revenue-generating response. Additionally, the Company began to capitalize related payroll, outsourcing and disk and CD-ROM costs for activities directly associated with direct-response advertising. All costs capitalized before this change will continue to be amortized.

     PRODUCT DEVELOPMENT COSTS -- The Company capitalizes costs incurred for the development of computer software when the project has reached technological feasibility, and continues to capitalize such costs until the product is available for release to the general public. Capitalized costs include direct labor and related fringe benefits for software produced by the Company and the costs of software purchased from third parties. Research and development costs incurred prior to technological feasibility are expensed as incurred. The Company amortizes product development costs based upon the greater of the amount using (a) the rates that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated life of the product commencing the month after the date of product release.

     Unamortized product development costs of $4,494 at April 30, 1996 are included in intangible assets with amortization expense of $449 recorded for the year then ended. Amounts of capitalizable product development costs were not material in previous years.

     INTANGIBLE ASSETS -- The excess cost of purchased subsidiaries over the fair value of net tangible assets acquired and other intangibles is being amortized over periods ranging from 5 to 20 years on a straight-line basis. The amortization expense recorded for the years ended April 30, 1996, 1995 and 1994 was $3,123, $809 and $1,706, respectively.

     At each balance sheet date, a determination is made by management to ascertain whether intangibles have been impaired based on several criteria, including, but not limited to, revenue trends, undiscounted operating cash flows and other operating factors.

     Effective May 1, 1995, the Company early adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets. The adoption of this Statement had no effect on the Company's financial condition or results from operations.

     FOREIGN CURRENCY TRANSLATION -- Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at exchange rates prevailing at the end of the period. Substantially all revenues from foreign sources are billed and collected in U.S. dollars. Expense transactions conducted in foreign currency are translated at the average of exchange rates in effect during the period. Translation gains and losses are recorded directly to stockholders' equity.

     INTERNATIONAL REVENUES -- The Company received revenues from foreign sources totalling $173,963, $107,863 and $65,461 for the years ended April 30, 1996, 1995 and 1994, respectively.

     TAXES ON EARNINGS -- The Company files a consolidated Federal income tax return with its Parent on a calendar year basis. Therefore, the current liability for taxes on earnings recorded in the consolidated balance sheet at year end consists principally of taxes on earnings for the period January 1 to the end of each financial reporting period. The Company provides for taxes on earnings on a separate-company basis. Deferred taxes on earnings are provided for temporary differences between financial and tax reporting, which consist principally of deferred subscriber acquisition costs, depreciation, and differences between accrual and cash basis accounting. As a result of the Company filing a consolidated Federal income tax return with its Parent, the Company has recorded the current income tax payable as part of the Due From/To Parent balance in the consolidated balance sheets.

     Prior to May 1, 1993, taxes on earnings were determined under Accounting Principles Board Opinion Number 11, whereby the income tax provision was calculated using the deferred method. Effective May 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which provides for the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The cumulative effect of the change in method as of May 1, 1993 was not material.

     The Company has entered into a Tax Sharing Agreement Plan with its Parent (see Note 11).

     CASH AND CASH EQUIVALENTS -- The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Substantially all cash and cash equivalents are held in one financial institution.

     INVESTMENTS -- Investments consist of corporate debt securities and U.S. government agency obligations, maturing prior to April 30, 1997. The Company classifies these investments as available for sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, such investments are carried at market value, which approximates cost.

     DISCLOSURES REGARDING FINANCIAL INSTRUMENTS -- For all financial instruments, including cash and cash equivalents, investments, receivables, accrued liabilities and accounts payable, the carrying value is considered to approximate fair value due to the relatively short maturity of the respective instruments.

     EARNINGS PER SHARE -- Net earnings per common share is based on the weighted average number of shares outstanding during the periods presented. All share and per share information have been retroactively adjusted for the 74,199,000 common shares issued to Parent in exchange for all of the common shares of Inc. as described in Note 1.

     NEW ACCOUNTING STANDARD -- In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", effective for transactions entered into after December 15, 1995. This Statement requires the disclosure of the estimated fair value of stock-based compensation arrangements with employees and encourages, but does not require, the recognition of such expense. The Company's employees participate in Company's and Parent's stock option plans. Within 90 days after Parent distributes its remaining interest in the Company, the employees will cease to participate in the Parent's plans. The Company does not intend to adopt the recognition provisions of this Statement; therefore, the adoption of this Statement will have no effect on the Company's financial condition or results from operations.

     RECLASSIFICATIONS -- Reclassifications have been made to the 1995 financial statements to conform to the presentation used in 1996.

3.  BUSINESS COMBINATION AND DISPOSAL

     On April 4, 1995, Parent acquired SPRY for $41,785 in cash and convertible preferred stock valued at $54,194. In addition, outstanding options for SPRY common stock were converted into options for Parent's convertible preferred stock, valued at $5,641. In January 1996, Parent contributed its investment in SPRY to Inc. This transaction has been accounted for at Parent's historical cost and, accordingly, the consolidated financial statements include the accounts of SPRY since the date of Parent's acquisition. In connection with the purchase, certain intangible assets, including software technology, tradenames and an assembled workforce totalling $11,656 were acquired. These intangibles are being amortized on a straight-line basis over five years. Research and development projects related to SPRY's next product generation were also acquired. These projects represent SPRY's research and development efforts prior to the merger, which had not yet reached the stage of technological feasibility and had no alternative future use; thus, the ultimate revenue generating capability of these projects was uncertain. The purchased research and development was valued at $83,508 using a discounted, risk-adjusted future income approach. The fiscal 1995 consolidated statement of earnings includes a charge for purchased research and development which is not deductible for income tax purposes. The fair value of assets acquired, including intangibles, was $106,371; liabilities assumed were $4,751. Liabilities assumed are non-cash items excluded from the consolidated statements of cash flows. Had the acquisition occurred at the beginning of fiscal 1994, operating results on a pro forma basis would not have been significantly different.

     In accordance with the terms of the merger agreement, certain SPRY employees are entitled to additional consideration of up to $3,100 if financial and operational goals set forth therein are achieved. The incentive compensation ultimately paid, if any, will increase the excess of cost of fair value over net intangible assets acquired related to SPRY. Subsequent to April 30, 1996, approximately $674 in incentive compensation was paid and increased intangible assets. A final payout, if any, is due in January 1997.

     On June 30, 1994, Inc. sold the stock of its wholly-owned subsidiary, Collier-Jackson, Inc., for $5,195 in cash. The operating results of Collier-Jackson are reflected in the consolidated statements of earnings through the date of disposition, and the gain on the sale of $2,680 is included in other revenues.

4.  PROPERTY AND EQUIPMENT

     A summary of property and equipment follows:

                                                                                APRIL 30,
                                                                           --------------------
                                                                             1996        1995
                                                                           --------    --------
Land....................................................................   $  4,504    $  4,504
Buildings...............................................................     69,698      47,211
Computer equipment......................................................    407,375     241,385
Furniture and equipment.................................................     47,122      27,419
Leasehold improvements..................................................     11,641       4,507
                                                                           --------    --------
                                                                            540,340     325,026
Less accumulated depreciation and amortization..........................    192,281     126,316
                                                                           --------    --------
     Total..............................................................   $348,059    $198,710
                                                                           ========    ========

     Depreciation and amortization of property and equipment for the years ended April 30, 1996, 1995 and 1994 amounted to $69,823, $43,716 and $29,285, respectively.

     Software license fees with net unamortized values of $7,931 and $3,495 as of April 30, 1996 and 1995 are included in other assets. Amortization expense for the years ended April 30, 1996, 1995 and 1994 was $1,313, $784 and $456,
respectively.

5.  TAXES ON EARNINGS

     The provision for taxes on earnings is comprised of the following:

                                                                        YEAR ENDED APRIL 30,
                                                                   ------------------------------
                                                                     1996       1995       1994
                                                                   --------    -------    -------
Currently payable (credit):
  Federal.......................................................   $(11,308)   $53,075    $34,132
  State.........................................................     (1,523)     8,318      7,114
                                                                   --------    -------    -------
     Total......................................................    (12,831)    61,393     41,246
Deferred:
  Federal.......................................................     40,557     (1,653)     1,159
  State.........................................................      5,461       (259)       242
                                                                   --------    -------    -------
     Total......................................................     46,018     (1,912)     1,401
                                                                   --------    -------    -------
Total...........................................................   $ 33,187    $59,481    $42,647
                                                                   ========    =======    =======

     The following table reconciles the U.S. Federal income tax rate to the Company's effective income tax rate:

                                                                          YEAR ENDED APRIL 30,
                                                                          --------------------
                                                                          1996    1995    1994
                                                                          ----    ----    ----
Statutory rate.........................................................   35.0%   35.0%   35.0%
Increase in income taxes resulting from:
  Purchased research and development...................................           42.8
  Goodwill amortization................................................    1.3      .4      .6
  State income taxes, net of Federal tax benefit.......................    3.1     7.7     4.6
  Other................................................................     .9     1.2      .5
                                                                          ----    ----    ----
Effective rate.........................................................   40.3%   87.1%   40.7%
                                                                          ====    ====    ====

     A summary of deferred income taxes follows:

                                                                             APRIL 30,
                                                                  -------------------------------
                                                                    1996        1995       1994
                                                                  --------    --------    -------
Gross deferred tax assets:
  Difference between accrual and cash basis accounting.........   $ (7,366)   $ (8,074)   $(4,134)
  Other........................................................       (811)       (771)      (636)
                                                                  --------    --------    -------
     Current...................................................     (8,177)     (8,845)    (4,770)
                                                                  --------    --------    -------
  Deferred compensation........................................     (3,213)     (2,894)    (2,351)
  Other........................................................       (443)        (36)       (67)
                                                                  --------    --------    -------
     Noncurrent................................................     (3,656)     (2,930)    (2,418)
                                                                  ========    ========    =======
                                                                   (11,833)    (11,775)    (7,188)
                                                                  --------    --------    -------
Gross deferred tax liabilities:
  Depreciation.................................................     22,394      14,343     11,668
  Deferred subscriber acquisition costs........................     36,654
  Product development costs....................................      1,371
                                                                  --------    --------    -------
     Noncurrent................................................     60,419      14,343     11,668
                                                                  --------    --------    -------
Net deferred tax liabilities...................................   $ 48,586    $  2,568    $ 4,480
                                                                  ========    ========    =======

     Provision is not made for possible income taxes payable upon distribution of accumulated earnings of foreign subsidiaries. Such accumulated earnings aggregated $1,117 at December 31, 1995. Management believes that the taxes associated with repatriating these earnings would not be material.

6.  FOREIGN EXCHANGE RISK MANAGEMENT

     During fiscal years 1994 and 1996, the Company purchased forward foreign exchange contracts to hedge currency fluctuations for expenses payable in selected currencies in fiscal years 1995 and 1996. No maturities extend beyond the fiscal year for which the expenses are hedged. Gains and losses from forward contracts are recognized in earnings upon maturity, and directly offset the currency fluctuation for expenses paid. There are no open forward contract commitments at April 30, 1996.

7.  COMMITMENTS

     A portion of the Company's operations are conducted in leased premises. Total lease expense for the years ended April 30, 1996, 1995 and 1994 was $13,283, $8,397 and $6,429, respectively.

     Future minimum lease payments under noncancellable operating leases as of April 30, 1996 were as follows:

                                  YEAR ENDED APRIL 30,
            ----------------------------------------------------------------
            1997............................................................   $ 8,774
            1998............................................................     7,423
            1999............................................................     4,587
            2000............................................................     3,075
            2001............................................................     2,643
            2002 and thereafter.............................................     5,457
                                                                               -------
              Total.........................................................   $31,959
                                                                               =======

     In fiscal 1994, the Company began construction of a major multi-phased building facility in Hilliard, Ohio. The buildings are expected to be completed in fiscal 1997. At April 30, 1996, the Company had commitments for expenditures of approximately $9.6 million related to the completion of the buildings.

     At April 30, 1996, the Company had a commitment for an unsecured $25 million revolving line of credit with a bank. The line of credit bears interest at either the bank's prime rate or the London Interbank Offered Rate ("LIBOR") plus .25% and expires in June 1997.

8.  CONTINGENCIES

     The Company in the ordinary course of business is threatened with or named as a defendant in various lawsuits. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that the final resolution of any threatened or pending litigation is not likely to have a material adverse effect on the financial statements of the Company.

9.  EMPLOYEE BENEFIT PLAN

     The Company sponsors a 401(k) Investment Plan for all U.S. based employees. The Investment Plan allows for employees to defer up to 10 percent of their compensation. The Company matches 50 percent of employee contributions at management's discretion, up to 6 percent, with such amounts vesting ratably over five years of service. Contributions by the Company under the Investment Plan amounted to $1,126 and $1,239 for the years ended 1995 and 1994, respectively. There was no contribution for the year ended 1996.

10.  LONG-TERM INCENTIVE PLANS

     In March 1996, the Company adopted the CompuServe Corporation Long-Term Incentive Plan and Outside Directors Plan (the "Plans") which authorize the grant of options or stock appreciation rights to key employees, officers and directors. The number of shares which may be awarded under the Plans shall not exceed 4,090,000 shares in the aggregate, and no more than 500,000 shares for stock options or stock appreciation rights may be awarded to any one individual in any one-year period.

     Under the terms of the Plans, options and stock appreciation rights are to be granted at exercise prices equal to the fair market value of such stock as of the date of grant. In 1996, the Compensation Committee of the Board of Directors granted to employees and directors options to purchase an aggregate of 3,677,142 and 30,000 shares of common stock, respectively, at $30 per share, none of which were exercisable at April 30, 1996. Options to employees vest ratably over a three year period commencing on April 19, 1998. Options to directors vest on the day preceding the Company's next annual meeting of stockholders.

11.  RELATED PARTY TRANSACTIONS

     DUE FROM/TO PARENT -- Amounts due to Parent consist of cash advances for purchases of property and equipment, acquisitions, current income tax liabilities and fluctuating working capital needs, offset by payments made by the Company from its operating bank accounts. Effective November 1, 1995, the Company was charged interest at the prime rate of Commerce Bank of Kansas City, adjusted monthly. Prior to this date, Parent did not charge (credit) the Company interest expense (income) on the balance. Following the sale of common stock as described in Note 1, the Company paid Parent $205,000 to satisfy the balance owed, including interest of $5,555. The supplemental earnings per share for the year ended April 30, 1996 would have been $0.64 assuming this balance and related interest expense would have been eliminated at the beginning of the period. At April 30, 1996, the Company is owed $17,377 by Parent.

     The fiscal 1995 financial statements include a dividend to Parent for $272,392, and Parent's contribution of its investment in SPRY of $101,620 to Inc. In October 1995, Parent made an additional contribution to Inc. of $124,774. These transactions were recorded in the Due To/From Parent account; accordingly, they are considered non-cash items excluded from the consolidated statements of cash flows.

     Prior to the Company's public offering of common stock in April 1996, the Parent provided various services to Inc., including certain tax, treasury and internal audit functions. The estimated costs of these services, which are not material, have not been reflected in the consolidated statements of earnings.

     TAX SHARING AGREEMENT -- The Company and Block have entered into an Income Tax Sharing Agreement, pursuant to which the Company generally is obligated to pay Block the Company's liability for federal, state and local income taxes incurred during any taxable period.

     EXECUTIVE DEFERRED COMPENSATION PLAN -- Certain key employees of the Company participate in Parent's Executive Deferred Compensation Plan until the expected split-off or spin-off date by the Parent. This Plan permits its participants to defer portions of compensation and earn interest on the deferred amounts. The salaries and the Company's matching of deferred salaries are included in the consolidated statements of earnings. Since Block is liable for all distributions made or to be made under the Plan, the Company has recorded the deferred compensation and the matching thereon as part of the Due From/To Parent balance in the consolidated balance sheets.

     STOCK OPTION PLANS -- The Company's employees participated in several of the Parent's stock option plans for its common stock. Any remaining options not exercised by 90 days after the expected split-off or spin-off date by the Parent will expire. Under these plans, options were granted to selected employees to purchase Block's common stock for periods not exceeding ten years at a price not less than 100 percent of fair market value on the date of the grant.

     In connection with the acquisition of SPRY, outstanding options to purchase SPRY common stock under an employee stock option plan were converted on April 5, 1995 to purchase shares of Block's convertible preferred stock.

     COMPUTER PROGRAMMING AND PROCESSING SERVICES -- The Company provides certain programming and electronic processing services related to tax return filings with the Internal Revenue Service and in various state jurisdictions for an affiliate of Parent. The terms of this arrangement are renegotiated annually. Revenues generated in connection with this arrangement amounted to $8,012, $12,500 and $13,101 for the years ended April 30, 1996, 1995 and 1994, respectively.

     SERVICE PROVIDER AGREEMENT -- An affiliate of Parent utilizes the Company's online service to offer its information and communication service products. Under the terms of a three-year agreement, the Company will receive royalties on certain revenues earned by the affiliate through the Company's online service. Conversely, the Company will pay royalties to the affiliate for revenues earned from connect time charges related to the affiliate's products.

     CORPORATE SERVICES AGREEMENT -- The Company and HRB Management, Inc., a wholly-owned subsidiary of Parent, entered into a corporate services agreement pursuant to which HRB Management, Inc. will provide to the Company from time to time, upon request of the Company, certain routine and ordinary corporate services, including financial, accounting, tax and legal services. For these services, Parent will be reimbursed for its costs (including the pro rata costs of Parent employees performing such services and allocable overhead). The initial term of this agreement is one year. Thereafter, unless either party provides the other with at least 60 days' prior written notice to the contrary, the agreement will be automatically renewed for successive one year terms until terminated. No amounts were paid in 1996.

12.  SUBSEQUENT EVENTS (UNAUDITED)

     In July 1996, the Company and H&R Block were each served with a Summons and Class Action Complaint in a case entitled Greenfield v. CompuServe Corporation, et al. and filed in the Court of Common Pleas, Franklin County, Ohio. Also in July 1996, a second suit was filed against the Company and H&R Block, in federal district court for the Southern District of Ohio, entitled Romine v. CompuServe Corporation, et al.. These complaints (the "Complaints") also name the directors and certain officers of CompuServe at the time of the IPO and allege violations of the Securities Act of 1933, the Ohio Securities Code and common law. The Company intends to vigorously defend the litigation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Board of Directors of the Company is divided into three classes of directors, with each class elected to a three-year term every third year and holding office until their successors are elected and qualified. The following table sets forth information with respect to directors and executive officers of the Company for the fiscal year ended April 30, 1996:

                 NAME                    AGE                       POSITION
- ---------------------------------------  ---   ------------------------------------------------
Henry F. Frigon........................  61    Chairman of the Board of Directors
Robert J. Massey.......................  51    President and Chief Executive Officer and
                                               Director
Lawrence A. Gyenes.....................  46    Executive Vice President and Chief Financial
                                               Officer
Herbert J. Kahn........................  56    Executive Vice President, Administration
Dennis D. Matteucci....................  57    President, Online Services
Steven P. Stanbrook....................  39    President, CompuServe Europe
Peter F. Van Camp......................  40    Executive Vice President, Network Services
                                               Division
Roger W. Hale..........................  53    Director
Frank L. Salizzoni.....................  58    Director
Morton I. Sosland......................  71    Director

     Mr. Frigon has served as Chairman of the Board of Directors of the Company since June 1996 and as a director of the Company since February 1996. Mr. Frigon served as Executive Vice President-Corporate Development & Strategy and Chief Financial Officer of Hallmark Cards Incorporated, Kansas City, Missouri, greeting card company, from January 1991 until his retirement in December 1994. He had previously served as President and Chief Executive Officer of BATUS Incorporated, Louisville, Kentucky. Mr. Frigon is a director of Circle K Corporation, Dimon Inc., Group Technologies Corp., H&R Block and Buckeye Cellulose Corporation.

     Robert J. Massey has served as President and Chief Executive Officer of the Company since June 1995 and as a director of the Company since February 1996. He was Executive Vice President of Network Services from December 1990 to June 1995, and has held various other positions since joining the Company in 1976.

     Lawrence A. Gyenes has served as Executive Vice President and Chief Financial Officer of the Company since May 1, 1996. Prior to joining the Company, he was Corporate Vice President, Finance and Chief Financial Officer of Helene Curtis, Inc. since July 1994. Mr. Gyenes was Corporate Vice President, Finance of G.D. Searle & Co. from October 1992 to July 1994, and was Corporate Controller for such company from July 1991 to September 1992. He was Vice President, Commercial Operations of Lorex Pharmaceuticals from 1988 to June 1991.

     Herbert J. Kahn has served as Executive Vice President, Administration of the Company since March 1995. He was Senior Vice President, Administration from May 1992 to March 1995, and was Vice President, Administration from the time he joined the Company in September 1991 to May 1992. Prior to joining the Company, Mr. Kahn was Executive Vice President of Operations for ABB Process Automation, Inc. Mr. Kahn is a director of Danninger Medical Technologies, Inc.

     Dennis D. Matteucci has served as President, Online Services of the Company since May 1, 1996. Mr. Matteucci served as Group Executive for Transmission and Components, Sales and Marketing of Northern Telecom from January 1994 until his retirement in September 1994. From June 1993 to January 1994 he served as Chief Operating Officer of such company, from February 1993 to June 1993 he served as Executive Vice President, Sales of an operating company of Northern Telecom, and from September 1991 to February 1993 he held various other positions at Northern Telecom. Prior to that, Mr. Matteucci held various positions with IBM.

     Steven P. Stanbrook has served as President, CompuServe Europe since May 1, 1996. Mr. Stanbrook served as President and Chief Executive Officer of Sara Lee Bakery from October 1994 to January 1996. From February 1994 to October 1994 he served as Vice President, Corporate Development of Sara Lee

Corporation, from 1993 to February 1994 he served as Regional President, Europe/Africa of Sara Lee/Douwe Egberts and from 1992 to 1993 he served as President/Managing Director, UK/Eire of Sara Lee Household and Personal Care. From 1990 to 1992 Mr. Stanbrook served as Executive Vice President of Kiwi Brands Inc.

     Peter F. Van Camp has served as Executive Vice President of Network Services since August 1995. He was Vice President Sales for Network Services, including the management of that division's European operations from January 1991 to August 1995. He joined the Company in 1982 and has held various field management positions in the Company throughout the United States.

     Mr. Hale has served as a director of the Company since February 1996. Mr. Hale has served as Chairman, President and Chief Executive Officer of LG&E Energy Corporation, Louisville, Kentucky, since August 1990. He has also served as Chairman of the Board of Louisville Gas & Electric Company since February 1990 and Chief Executive Officer of such company since June 1989. Mr. Hale is a director of H&R Block and PNC Bank Corp.

     Frank L. Salizzoni has served as a director of the Company since June, 1996. Mr. Salizzoni has served as Interim President and Chief Executive Officer of H&R Block since June 1996. Mr. Salizzoni served as President and Chief Operating Officer of USAir, Inc. from March 1994 until April 1996. From November 1990 to March 1994, he served as Executive Vice President-Finance of USAir, Inc. Mr. Salizzoni is a director of H&R Block and SKF USA Inc.

     Mr. Sosland has served as a director of the Company since February 1996. Mr. Sosland has served as Chairman of Sosland Companies, Inc., Kansas City, Missouri, since January 1993 and as Chairman of Sosland Publishing Company since 1984. He was President of such company from July 1968 to December 1992. Mr. Sosland is a director of H&R Block and Kansas City Southern Industries, Inc.

     Richard H. Brown resigned as Chairman of the Board of Directors of the Company and Alexander B. Trevor resigned as Executive Vice President and Chief Technology Officer of the Company in June 1996.

INFORMATION REGARDING THE BOARD OF DIRECTORS AND COMMITTEES

     The Company's By-laws provide for a minimum of two directors and a maximum of fifteen directors and empower the Company's Board of Directors to fix the exact number of directors and to fill any vacancies on the Board of Directors. The Company's Board of Directors currently consists of five directors. Under the Company's Certificate of Incorporation, the Company's Board of Directors is divided into three classes with each class of directors serving a staggered three-year term. The term of Mr. Sosland will expire at the annual meeting of stockholders to be held in October 1996, the terms of Messrs. Frigon and Hale will expire at the annual meeting of stockholders to be held in 1997 and the terms of Messrs. Massey and Salizzoni will expire at the annual meeting of stockholders to be held in 1998.

     Under the Company's By-laws, the Board of Directors may establish one or more committees, appoint one or more members of the Board of Directors to serve on each committee, fix the exact number of committee members, fill vacancies, change the composition of the committee, impose or change the duties of the committee and terminate the committee. The Board of Directors has established Audit and Compensation Committees. The members of the Audit Committee are currently Messrs. Hale (Chairman), Frigon and Sosland. The Audit Committee is empowered by the Board of Directors to review the financial books and records of the Company in consultation with the Company's accounting staff and its independent auditors and to review with the accounting staff and independent auditors any questions raised with respect to accounting and auditing policy and procedure. The members of the Compensation Committee are currently Messrs. Frigon (Chairman), Hale and Sosland. The Compensation Committee makes recommendations to the Board of Directors as to general levels of compensation for all employees of the Company, the annual salary of each of the executive officers of the Company, and awards to employees under the Company's Incentive Plan described in Item 11 and reviews and approves compensation and benefit plans of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table sets forth the amounts earned during the fiscal years ended April 30, 1995 and 1996 by the Company's chief executive officers and other persons named below (collectively, the "Named Executive Officers").

                                                                          LONG-TERM
                                                                      -----------------
                                                                        COMPENSATION
                                                        ANNUAL             AWARDS
                                                     COMPENSATION     -----------------
                                                  ------------------  SHARES UNDERLYING     ALL OTHER
       NAMES AND PRINCIPAL POSITION         YEAR   SALARY    BONUS        OPTIONS #      COMPENSATION(1)
- ------------------------------------------- ----  --------  --------  -----------------  ---------------
Robert J. Massey(2)........................ 1996  $263,402  $ 42,340       399,000           $   783
President and Chief Executive Officer                                       90,000(3)
                                            1995   197,358   188,474       135,000(3)         11,348
Dennis D. Matteucci(4)..................... 1996    11,539    37,383       100,000                --
President, Online Services
Steven P. Stanbrook(5)..................... 1996    28,346         0       100,000                --
President, CompuServe Europe
Lawrence A. Gyenes(6)...................... 1996     9,615    50,000       100,000                --
Executive Vice President and Chief
  Financial Officer
Herbert J. Kahn............................ 1996   187,598    40,420       188,500            53,598
Executive Vice President, Administration                                    40,000(3)
                                            1995   165,673    94,160        65,000(3)         51,221
Alexander B. Trevor(7)..................... 1996   210,000    33,670       206,000               807
Former Executive Vice President and Chief                                   10,000(3)
Technology Officer                          1995   203,462   182,974       135,000(3)          4,724
Maurice A. Cox............................. 1996    46,154        --            --                --
Former President and Chief Executive        1995   282,692   338,297       215,000(3)         66,834
  Officer

- ---------------

(1) Includes payments under H&R Block's Executive Survivor Plan and Deferred Compensation Plan.
(2) Mr. Massey was promoted to President and Chief Executive Officer of the Company in June 1995.
(3) Represents options to acquire H&R Block common stock granted pursuant to H&R Block's 1993 Long-Term Executive Compensation Plan.
(4) Mr. Matteucci was hired by the Company in April 1996. Mr. Matteucci's annual base salary is $300,000.
(5) Mr. Stanbrook was hired by the Company in March 1996. Mr. Stanbrook's annual base salary is $275,000.
(6) Mr. Gyenes was hired by the Company in April 1996. Mr. Gyenes's annual base salary is $250,000.
(7) Mr. Trevor resigned from the Company in June 1996.

STOCK OPTION GRANTS

     The following table summarizes options granted during the fiscal year ended April 30, 1996 to the Named Executive Officers. The amounts shown as potential realizable values on the options identified in the table are based on assumed annualized rates of appreciation in the price of the common stock underlying the options of five percent and ten percent over the term of the options, as set forth in the rules of the Securities and Exchange Commission. Actual gains, if any, on stock option exercises are dependent upon the future performance of the common stock underlying the options. There can be no assurance that the potential realizable values reflected in this table will be achieved. No stock appreciation rights of the Company were granted during the Company's 1996 fiscal year.

                    STOCK OPTION GRANTS IN LAST FISCAL YEAR

                                                                                      POTENTIAL REALIZABLE
                                                                                            VALUE AT
                                                                                     ASSUMED ANNUAL RATES OF
                                                                                    STOCK PRICE APPRECIATION
                              SHARES                      EXERCISE                             FOR
                            UNDERLYING         %             OF                            OPTION TERM
                             OPTIONS         TOTAL          BASE      EXPIRATION    -------------------------
           NAME              GRANTED        GRANTED        PRICE         DATE           5%            10%
- --------------------------  ----------      -------       --------    ----------    ----------    -----------
Robert J. Massey..........    150,000(1)     10.55%        $30.00      4/24/2006    $2,830,500    $ 7,171,500
                              249,000(2)     12.48%        $30.00      4/24/2006    $4,698,630    $11,904,690
                               90,000(3)      2.54%        $41.00      6/30/2005    $2,320,200    $ 5,880,000
Dennis D. Matteucci.......    100,000         7.03%        $30.00      4/24/2006    $1,887,000    $ 4,781,000
Steven P. Stanbrook.......    100,000         7.03%        $30.00      4/24/2006    $1,887,000    $ 4,781,000
Lawrence A. Gyenes........    100,000         7.03%        $30.00      4/24/2006    $1,887,000    $ 4,781,000
Herbert J. Kahn...........     80,000(1)      5.62%        $30.00      4/24/2006    $1,509,600    $ 3,824,800
                              108,500(2)      5.44%        $30.00      4/24/2006    $2,047,395    $ 5,187,385
                               40,000(3)      1.13%        $41.00      6/30/2005    $1,031,200    $ 2,613,600
Alexander B. Trevor.......     55,000(1)      3.86%        $30.00      4/24/2006    $1,037,850    $ 2,629,550
                              151,000(2)      7.57%        $30.00      4/24/2006    $2,849,370    $ 7,219,310
                               10,000(3)          (4)      $41.00      6/30/2005    $  257,800    $   653,400

- ---------------

(1) Represents options to purchase shares of CompuServe common stock awarded by the CompuServe Compensation Committee as of the completion of the initial public offering. Such options vest ratably over a three year period commencing on the second anniversary of the grant date and shall automatically be cancelled if H&R Block does not distribute its ownership interest in the Company to its stockholders within 12 months of the completion of the initial public offering.

(2) Represents nonqualified options to purchase shares of CompuServe common stock awarded by the CompuServe Compensation Committee in respect of options to purchase shares of H&R Block common stock ("Block Options"). Each employee of the Company and its subsidiaries who held outstanding Block Options prior to the initial public offering of the Company's Common Stock was awarded an option under the Incentive Plan to purchase a number of shares of the Company's Common Stock equal to the number of shares subject to the outstanding Block Options. Such options vest ratably over a three year period commencing on the second anniversary of the grant date and shall automatically be cancelled if H&R Block does not distribute its ownership interest in the Company to its stockholders within 12 months of the completion of the initial public offering.

(3) Represents options to acquire H&R Block common stock granted pursuant to H&R Block's 1993 Long-Term Executive Compensation Plan. "% Total Granted" is based upon the total number of options to acquire H&R Block common stock granted by H&R Block.

(4) Represents less than one percent of the total number of options to acquire H&R Block common stock granted by H&R Block.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

     The following table presents the number and value of unexercised options to acquire shares of the Company's common stock as of April 30, 1996 for the Named Executive Officers. No options to acquire the Company's common stock were exercised by the Named Executive Officers during the year ended April 30, 1996.

                             FISCAL YEAR END VALUES

                                                                                         VALUE OF
                                                                    NUMBER OF          UNEXERCISED
                                                                   UNEXERCISED         IN-THE-MONEY
                                                                    OPTIONS AT          OPTIONS AT
                                                                    FY-END(#)             FY-END
                                                                  EXERCISABLE(E)      EXERCISABLE(E)
                            NAMES                                UNEXERCISABLE(U)    UNEXERCISABLE(U)
- --------------------------------------------------------------   ----------------    ----------------
Robert J. Massey..............................................             O E             $ -E
                                                                     399,000 U              O U
Dennis D. Matteucci...........................................             O E               -E
                                                                     100,000 U              O U
Steven P. Stanbrook...........................................             O E               -E
                                                                     100,000 U              O U
Lawrence A. Gyenes............................................             O E               -E
                                                                     100,000 U              O U
Herbert J. Kahn...............................................             O E               -E
                                                                     188,500 U              O U
Alexander B. Trevor...........................................             O E               -E
                                                                     206,000 U              O U

EMPLOYEE BENEFIT PLANS

     The Board of Directors of the Company has adopted the following employee benefit plans to provide incentives to attract and retain qualified employees.

     LONG-TERM INCENTIVE PLAN

     On March 12, 1996, the Company adopted the CompuServe Corporation Long-Term Incentive Plan (the "Incentive Plan") which was approved by Parent in March 1996. The number of shares which may be awarded under the Incentive Plan shall not exceed 4,000,000 shares in the aggregate, and no more than 500,000 shares for stock options or stock appreciation rights may be awarded to any one individual in any one-year period. Shares issued under the Incentive Plan may be authorized and unissued shares or treasury shares. In the event of certain transactions affecting the type or number of outstanding shares, the number of shares subject to the Incentive Plan, the number or type of shares subject to outstanding awards, and the exercise price thereof, shall be appropriately adjusted. The Incentive Plan authorizes the award of stock options, stock appreciation rights ("SARs"), stock grants (which may be subject to restrictions), performance stock and performance units, and authorizes the establishment of one or more stock purchase programs. The Compensation Committee of the Board of Directors has been appointed to administer the Incentive Plan. Subject to the terms of the Incentive Plan, the Compensation Committee determines which employees or other individuals providing services to the Company shall be eligible to receive awards under the Incentive Plan, and the amount, price, timing and other terms and conditions applicable to such awards.

     Options awarded under the Incentive Plan may be either incentive stock options which are intended to satisfy the requirements of Section 422 of the Code, or non-qualified stock options which are not intended to satisfy Section 422 of the Code. SARs may be granted in tandem or otherwise in connection with options, or may be granted as free-standing awards. Exercise of an option will result in the corresponding surrender of any tandem SAR. Under the terms of the Incentive Plan, options will have an exercise price that is not less than the greater of the fair market value of a share of Common Stock at the time the option is granted, or par value. SARs are the right to receive, in cash or stock, the excess of the fair market value of a specified number of shares of Common Stock at the time of exercise over a specified price not less than 100% of the fair market value of the Common Stock when the SAR is granted or, if granted in tandem with an option, the option exercise price. Options and SARs become exercisable in accordance with the terms established by the Compensation Committee, which may include conditions relating to completion of a specified period of service or achievement of performance standards. Options and SARs shall expire on the date determined by the Compensation Committee which shall not be later than the earliest to occur of (i) the tenth anniversary of the grant date, (ii) the first anniversary of the participant's termination of employment by reason of death or disability, (iii) the third anniversary of the participant's termination of employment by reason of retirement, or (iv) the three month anniversary of the participant's termination of employment for any other reason. Shares transferred to a participant pursuant to the exercise of an option or SAR may be subject to such additional restrictions or limitations as the Compensation Committee may determine.

     Under the Incentive Plan, the Compensation Committee may grant awards of Common Stock to participants, which shall be subject to such conditions and restrictions, if any, as the Compensation Committee may determine. During the period a stock award is subject to restrictions or limitations, the Compensation Committee may award the participant dividend rights with respect to such shares. The Incentive Plan also provides that the Compensation Committee may establish one or more stock programs which may permit purchases of Common Stock at up to a 50% discount, or provide for the award of matching Common Stock at a matching rate which is not greater than one matching share for each share of Common Stock purchased by the participant. Matching awards may not be made in connection with discount purchases of stock.

     The Compensation Committee may award performance stock to participants, the distribution of which is subject to achievement of performance objectives, or performance units which entitle the participant to receive value for the units at the end of a performance period to the extent provided under the award. In either case, the number of shares or units and the performance measures and periods shall be established by the Compensation Committee at the time the award is made.

     In the event that the holder of an option pays all or a portion of the exercise price in shares of Common Stock, the Compensation Committee may award an option (a "Reload Option") to purchase the number of shares surrendered in payment of the exercise price. The exercise price of the Reload Option shall be fair market value of a share of Common Stock on the date of grant, the Reload Option shall not be exercisable for a period of six months, and shall expire on the same date as the original option with respect to which it was granted.

     A participant who is granted a stock option will not be subject to federal income tax at the time of grant, and the Company will not be entitled to a tax deduction by reason of such grant. Upon exercise of a nonqualified option, generally the difference between the option price and the fair market value of the Common Stock on the date of exercise will be considered ordinary income to the participant, and generally the Company will be entitled to a corresponding tax deduction.

     Upon exercise of an incentive stock option, no taxable income will be recognized by the participant and the Company is not entitled to a tax deduction by reason of such exercise. If the participant makes no disposition of shares acquired pursuant to an incentive stock option within two years from the date of grant of such option, or within one year of the transfer of the shares to the participant, any gain or loss realized on a subsequent disposition of such shares will be treated as a long-term capital gain or loss. Under such circumstances, the Company will not be entitled to any deduction for Federal income tax purposes. If the foregoing holding period requirements are not satisfied, then the difference, with certain adjustments, between the fair market value of the Common Stock at the date of exercise and the option price will be considered ordinary income to the participant, and generally the Company will be entitled to a corresponding tax deduction.

     Upon the exercise of an SAR, the amount paid to the participant will be considered ordinary income to the participant, and generally the Company will be entitled to a corresponding tax deduction. Stock awards, Common Stock purchased by participants under the Incentive Plan, and matching shares awarded with respect to such purchased shares, are considered ordinary income to the participant in an amount equal to the fair market value of the shares granted or purchased (less any amount paid for the Common Stock by the participant), at the later of the grant date or the date the shares are no longer subject to a substantial risk of forfeiture, unless the participant elects to be taxed at the grant date. Generally, the Company will be entitled to a corresponding tax deduction at the time and in the amount the participant recognizes ordinary income.

     EMPLOYEE STOCK PURCHASE PLAN

     The Company has established the CompuServe Corporation 1996 Employee Stock Purchase Plan (the "Stock Purchase Plan") which is intended to facilitate open market purchases of Common Stock by employees after the completion of the Offerings. Generally, all regular employees who work at least 20 hours per week are eligible to participate in the Stock Purchase Plan after 90 consecutive days of employment. Participants may authorize payroll deductions of between 2% and 6% of their pay to be used for purchases under the Stock Purchase Plan. The Company remits the accumulated payroll deductions to an independent agent who then makes purchases in the open market on behalf of the participants on a monthly or more frequent basis. The agent may not purchase shares from the Company or its affiliates.

     The shares acquired by the agent are allocated to participants' accounts monthly, based on the average price paid for shares during the month. Cash dividends received by the agent for shares held in participants' accounts are automatically reinvested in shares of Common Stock, unless the participant elects otherwise. When the participant terminates employment or otherwise withdraws from the Stock Purchase Plan, the participant receives a certificate for the whole shares held in the participant's account, and receives cash in lieu of fractional shares.

     Generally, the agent is responsible for the administration of the Stock Purchase Plan in accordance with its terms, although the Compensation Committee may assist the Agent with respect to issues which arise under the Plan. All costs of administering the Stock Purchase Plan, the fees and expenses of the Agent and other administrative expenses are paid by the Company.

     ANNUAL INCENTIVE PLAN

     The Company has established the CompuServe 1996 Short-Term Incentive Plan for employees of the Company and its subsidiaries. The plan consists of two parts, the Key Executive Incentive Plan ("KEIP") Program and the MBO Program.

     Under the KEIP Program, employees selected by the Compensation Committee will have the opportunity to receive a cash incentive award based on the attainment of KEIP Program Goals established by the Compensation Committee for a Performance Period (which shall be the fiscal year of the Company). The KEIP Program also permits participants to be selected, and KEIP Program Goals to be established for those participants, by the Executive Vice President -- Administration and the Chief Executive Officer of the Company. The KEIP Program Goals are based on one or more of the following elements, as determined by the Compensation Committee: (i) Company income, (ii) Company revenue, (iii) net new CIS, SPRYNET, and WOW! customers, and (iv) net new Network Services customers. The KEIP Program Goals are to be established, and may be revised, by the Compensation Committee, provided that such establishment or revision may occur not later than 90 days after the beginning of the Performance Period (but in no event after 25% of the Performance Period has elapsed), and while the outcome as to the goals is substantially uncertain. If actual performance exceeds the established goals, participants may earn up to 150% of the target amount. (However, in no event may the amount payable to any participant under the KEIP Program for any Performance Period exceed $500,000.) If actual results fall short of the KEIP Program Goals, awards will be less than the target amount. Awards for the KEIP Program for any Performance Period will be paid as soon as practicable after the end of the Performance Period, and after the Compensation Committee has approved the report of the performance results.

     Employees selected by the Compensation Committee, or selected by the Chief Executive Officer of the Company (or by such officer's designees) from among groups designated by the Compensation Committee, will participate in the MBO Program. Each MBO Program participant will have the opportunity to receive a cash incentive award based on the attainment of MBO Program Goals established by the participant's direct supervisor in consultation with the participant. The MBO Program Goals for any participant may be revised by the participant's supervisor to take into account changes that render achievement moot, inconsistent with applicable objectives, unreasonable or undesirable, or to take account of circumstances not within the control of or area of responsibility of the participant. The amount of the incentive award which may be paid to a participant under the MBO Program will be established by the Compensation Committee, or by the Chief Executive Officer of the Company (or by such officer's designees) from within a range established by the Compensation Committee. Under the MBO Program, a participant shall be entitled to up to 100% of the designated bonus amount, based on the extent to which the MBO Program Goals are met, as determined by the participant's direct supervisor in consultation with the participant.

     The KEIP Program may be amended or terminated by the Board of Directors of the Company at any time.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Compensation information with respect to the Named Executive Officers for 1996 reflects compensation earned in part while the Company was a wholly owned subsidiary of H&R Block. Until April 1996, the Company had no compensation committee. Executive compensation levels during 1996 were established by the Company's Chief Executive Officer, except that the compensation level of the Chief Executive Officer was established by the Compensation Committee and the Chief Executive Officer of H&R Block.

COMPENSATION OF DIRECTORS

     Directors of the Company do not receive annual cash retainers or cash fees for attendance at board or committee meetings.

     On March 12, 1996, the Company adopted the CompuServe Corporation 1996 Outside Directors Plan (the "Directors Plan") which was approved by the Company's sole stockholder, H&R Block Group, in March 1996. Under the Directors Plan, on the date of each annual meeting of stockholders, each non-employee Director of the Company (an "Outside Director") is automatically granted an option to purchase 7,500 shares of Common Stock. Individuals who first become Outside Directors on other than an annual meeting date are eligible for an option award, subject to a pro rata reduction to reflect the period during which they were not an Outside Director.

     The exercise price of the shares subject to the option shall be the greater of the fair market value of a share of Common Stock on the date that the option is granted or par value. Options become exercisable on the day immediately preceding the next annual stockholders meeting and remain exercisable until the earlier of the ten-year anniversary of the grant date, or the first anniversary of the Outside Director's termination of service on the Board. If the Outside Director terminates service on the Board for reasons other than death or disability prior to the vesting date, such option is forfeited. All options become immediately exercisable in the event of the Outside Director's death or disability. Options are not transferable except as designated by the holder by will or the laws of descent and distribution. The option purchase price shall be payable in cash or in shares of Common Stock.

     The number of shares which may be awarded under the Directors Plan shall not exceed 90,000 shares. Shares issued under the Plan may be authorized and unissued shares or treasury shares. In the event of certain transactions affecting the type or number of outstanding shares, the number of shares subject to the Directors Plan, the number or type of shares subject to outstanding options, and the exercise price thereof, shall be adjusted to reflect the transaction.

     An Outside Director who is granted a stock option will not be subject to federal income tax at the time of grant, and the Company will not be entitled to a tax deduction by reason of such grant. Upon exercise of the option, the difference between the option price and the fair market value of the Common Stock on the date of exercise will be considered ordinary income to the Outside Director, and generally the Company will be entitled to a corresponding tax deduction.

     The following table sets forth the number of options to purchase shares of Common Stock which have been awarded under the Director's Plan.

                                                                              SHARES UNDERLYING
                                                                              OPTIONS GRANTED(1)
                                                                              ------------------
Non-Executive Director Group (4 persons)....................................        30,000

- ---------------

(1) The options reported in this column consist of non-qualified options to acquire Common Stock which were awarded to the Company's four Outside Directors at the time of the Company's initial public offering exercise price per share of $30.00. The options will become exercisable on the day preceding the Company's annual meeting of stockholders to be held in October 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of April 30, 1996, the ownership of the Company's common stock by beneficial owners of more than five percent (5%) of the outstanding shares of the Company, the directors of the Company, the Named Executive Officers, and all directors and executive officers as a group.

                                                      TOTAL SHARES      SOLE VOTING        SHARED VOTING
                                                      BENEFICIALLY          AND                 AND
                        NAME                            OWNED(1)      INVESTMENT POWER    INVESTMENT POWER
- ----------------------------------------------------  ------------    ----------------    ----------------
Robert J. Massey....................................         1,000            1,000                --
Dennis D. Matteucci.................................            --               --                --
Steven P. Stanbrook.................................         1,000            1,000                --
Lawrence A. Gyenes..................................         1,000            1,000                --
Herbert J. Kahn.....................................           500              500                --
Henry F. Frigon.....................................         9,000            3,000             6,000
Roger W. Hale.......................................           500              500                --
Morton I. Sosland...................................        15,000           15,000                --
Frank L. Salizzoni..................................         7,500            7,500
Alexander B. Trevor.................................            --               --                --
All directors and executive officers
  as a group (10 persons)...........................        36,000           30,000             6,000
H&R Block, Inc......................................    74,200,000       74,200,000                --
  4400 Main Street
  Kansas City, MO 64111

- ---------------

(1) As of April 30, 1996. For purposes of this disclosure, the Securities and Exchange Commission has defined "beneficial ownership" to include securities over which the individual has sole or shared investment or voting power regardless of the economic incidents of ownership. The shares reported in the table include shares held by certain family members of the directors or in trusts or custodianships for such members (directly or through nominees).

                          OWNERSHIP OF H&R BLOCK STOCK

     The following table sets forth, as of July 26, 1996, the ownership of H&R Block common stock by the Company's directors, the Named Executive Officers, and all directors and executive officers as a group.

                                                      TOTAL SHARES      SOLE VOTING        SHARED VOTING
                                                      BENEFICIALLY          AND                 AND
                        NAME                            OWNED(1)      INVESTMENT POWER    INVESTMENT POWER
- ----------------------------------------------------  ------------    ----------------    ----------------
Robert J. Massey....................................      35,666(2)         35,666(2)               --
Dennis D. Matteucci.................................         260(1)             --                 260(1)
Steven P. Stanbrook.................................          --                --                  --
Lawrence A. Gyenes..................................       1,000             1,000                  --
Herbert J. Kahn.....................................      10,466(2)         10,466(2)
Henry F. Frigon.....................................      11,999(2)          3,999(2)            8,000
Roger W. Hale.......................................      11,130(2)         11,130(2)               58
Morton I. Sosland...................................     280,397(2)         95,809(2)          184,588
Frank L. Salizzoni..................................      23,999            23,999                  --
Alexander B. Trevor.................................      20,791(2)         20,791(2)               --
All directors and executive officers
  as a group (10 persons)...........................     381,300           188,452             192,906

- ---------------

(1) As of April 30, 1996. For purposes of this disclosure, the Securities and Exchange Commission has defined "beneficial ownership" to include securities over which the individual has sole or shared investment or voting power regardless of the economic incidents of ownership. The shares reported in the table include shares held by certain family members of the directors or in trusts or custodianships for such members (directly or through nominees). The reported shares also include 260 shares owned by Mr. Matteucci's wife, 8,000 shares held by a charitable foundation of which Mr. Frigon is a director, 9,000 shares held by a charitable foundation of which Mr. Sosland is an officer and a director and 104,592 shares held by a corporation of which Mr. Sosland is an officer and a director. The respective directors have disclaimed any beneficial ownership of those shares held by or for their family members, Mr. Frigon has disclaimed any beneficial ownership of those shares held in the name of the charitable foundation of which he is a director, and Mr. Sosland has disclaimed any beneficial ownership of those shares held by said corporation or in the name of the charitable foundation of which he is an officer and director.

(2) Includes shares which the specified person has the right to purchase within 60 days pursuant to options granted in connection with H&R Block's stock option plans, as follows: Mr. Massey -- 35,666; Mr. Kahn -- 10,166; Mr. Trevor -- 15,999; Mr. Frigon -- 3,999; Mr. Hale -- 9,999; Mr. Salizzoni -- 17,999; and Mr. Sosland -- 17,999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company is controlled by H&R Block, which beneficially owns not less than 80.1% of the outstanding Common Stock of the Company. On July 16, 1996, H&R Block announced that its Board of Directors had approved plans to spin-off H&R Block's remaining 80.1% interest in CompuServe. The Spin-off is subject to, among other things, shareholder approval at H&R Block's annual meeting expected to take place in September 1996 and a favorable ruling from the Internal Revenue Service as to the tax-free nature of the transaction. H&R Block announced that it expects the Spin-off to be completed on or about November 1, 1996.

     The taxable income and losses of the Company and its consolidated subsidiaries, including SPRY (the "Company Group"), will be included in the consolidated federal income tax returns filed by H&R Block and its consolidated subsidiaries (the "Parent Group") prior to the Distribution. The Company and H&R Block entered into a Tax Sharing Agreement (the "Tax Sharing Agreement") which requires the Company to pay H&R Block an amount in respect of federal income taxes equal to the amount of the federal income taxes that the Company Group would be required to pay if the Company Group were to file its own consolidated federal income tax return and was never part of the Parent Group. Effectively, this results in the Company's annual income tax provision being computed as if the Company filed a separate tax return, except that items such as net operating losses, capital losses, foreign tax credits, investment tax credits or similar items which might not be immediately recognizable in a separate return, are allocated according to the Tax Sharing Agreement and reflected in the Company's annual income tax provision to the extent that such items reduce the current or future Parent Group federal income tax liability.

     The Company and H&R Block executed a Registration Rights Agreement pursuant to which H&R Block may demand registration under the Securities Act of shares of the Company's capital stock held by it at any time, subject to its agreement not to sell any shares prior to the expiration of 180 days, subject to waiver by the Company, from the date of the Prospectus filed in connection with the initial public offering.

The Company may postpone such a demand under certain circumstances. In addition, H&R Block may request the Company to include shares of the Company's capital stock held by H&R Block in any registration proposed by the Company of such capital stock under the Securities Act.

     CompuServe has entered into a number of agreements whereby CompuServe leases space to house telephone accessible points of presence or "POPs" in some of the local offices of H&R Block and its franchisees in cities throughout the country. CompuServe makes annual aggregate rental payments of approximately $148,000 in connection with such agreements.

     The Company has entered into a Credit Card Program Agreement with Block Financial Corporation ("Block Financial"), an affiliate of H&R Block, for the issuance by Block Financial of a CompuServe Visa or Mastercard credit card to employees and subscribers of the Company. CompuServe does not receive royalties in respect of this agreement.

     The Company provides certain programming and electronic processing services related to tax return filings with the Internal Revenue Service and in various state jurisdictions for an affiliate of H&R Block. The terms of this arrangement may be renegotiated annually. Revenues generated in connection with this arrangement amounted to approximately $8.0 million for the year ended April 30, 1996.

     An affiliate of H&R Block utilizes the Company's online service to offer its information and communication service products. Under the terms of a three-year agreement, the Company will receive royalties on certain revenues earned by the affiliate through the Company's online service. Conversely, the Company will pay royalties to the affiliate for revenues earned from connect time charges related to the affiliate's products. Revenues generated in connection with this arrangement amounted to approximately $21,000, and royalties paid in connection with this arrangement amounted to approximately $1,000, for the year ended April 30, 1996.

     Prior to the initial public offering, the Company incurred intercompany payables to HRB Management (reflected in the Operating Company's financial statements as "Due to Parent") in connection with the receipt of cash advances for purchases of property and equipment, acquisitions, current income tax liabilities and fluctuating working capital needs, offset by payments made by the Company from its operating bank accounts. HRB Management did not charge the Operating Company interest expense on the balance due. At October 31, 1995, the Operating Company's payable to HRB Management was approximately $199.8 million. Effective October 31, 1995, this intercompany balance was reduced by a contribution to capital of approximately $124.8 million. Since October 31, 1995, the remaining balance has borne interest at the prime rate at Commerce Bank of Kansas City, adjusted monthly. Following the sale of common stock in the initial public offering, the company paid HRB Management $205 million to satisfy the balance owed, including interest of $5.6 million. The supplemental earnings per share for the year ended April 30, 1996 would have been $0.64 assuming this balance and related interest expense would have been eliminated at the beginning of the period. At April 30, 1996, the Company is owed $17.4 million by H&R Block.

     In April 1996, the Company and HRB Management, a wholly-owned subsidiary of the H&R Block Group, entered into a Corporate Services Agreement pursuant to which HRB Management will provide to the Company from time to time, upon request of the Company, certain routine and ordinary corporate services, including financial, accounting, tax, legal and internal audit services. For these services, HRB Management will be reimbursed for its costs (including the pro rata costs of the HRB Management employees performing such services and allocable overhead). The initial term of this agreement is one year. Thereafter, unless either party provides the other with at least 60 days' prior written notice to the contrary, the agreement will be automatically renewed for successive one year terms until terminated. No amounts were paid in 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     A. Consolidated Financial Statements

     The following consolidated financial statements of CompuServe Corporation and the Report of Independent Auditors thereon are included in Item 8, above.

DESCRIPTION

Independent Auditor's Report
Consolidated Balance Sheets as of April 30, 1996 and 1995
Consolidated Statements of Earnings for the Years Ended April 30, 1996,
 1995 and 1994
Consolidated Statements of Stockholders' Equity for the Years Ended April 30,
  1996, 1995 and 1994
Consolidated Statements of Cash Flows for the Years Ended April 30, 1996, 1995
  and 1994
Notes to Consolidated Financial Statements

     B. Financial Statement Schedules

     Schedule II -- Valuation and Qualifying
     Accounts for the Years Ended April 30,
     1996, 1995 and 1994

     C. Exhibits

EXHIBIT NUMBER
- --------------
      3.1        Certificate of Incorporation (incorporated by reference to similarly numbered exhibit to Registration Statement on Form S-1 (No. 333-1498) of CompuServe
                 Corporation)

      3.2        By-laws (incorporated by reference to similarly numbered exhibit to
                 Registration Statement on Form S-1 (No. 333-1498) of CompuServe Corporation)

      4.1        Form of Certificate for Common Stock (incorporated by reference to Exhibit 5 to
                 Registrant's Registration Statement on Form 8-A (No. 2-53193) of CompuServe
                 Corporation)

      4.2        Form of Rights Agreement between CompuServe Corporation and Rights Agent
                 (including the Form of Certificate of Designation, Preferences and Rights of
                 Series A Junior Preferred Stock and Form of Rights Certificate) (incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement on Form 8-A
                 (No. 2-53193) of CompuServe Corporation)

     10.1        Network Services Agreement dated June 5, 1992 between CompuServe Incorporated and VISA U.S.A. Inc., as amended by Amendment to Network Services Agreement dated November 14, 1994 (incorporated by reference to similarly numbered exhibit to Registration Statement on Form S-1 (No. 333-1498) of CompuServe
                 Corporation)

     10.2        Form of License and Distributorship Agreement between CompuServe Incorporated and its international distributors (incorporated by reference to similarly numbered exhibit to Registration Statement on Form S-1 (No. 333-1498) of
                 CompuServe Corporation)

     10.3        Special Customer Arrangement Agreement dated July 5, 1994 between CompuServe
                 Incorporated and MCI Telecommunications Corporation, as amended by First
                 Amendment to MCI Special Customer Arrangement dated November 20, 1995 and Third
                 Amendment to MCI Special Customer Arrangement dated February 5, 1996
                 Arrangement dated November 20, 1995 and Third Amendment to MCI Special Customer
                 Arrangement dated February 5, 1996 (incorporated by reference to similarly numbered exhibit to Registration Statement on Form S-1 (No. 333-1489) of
                 CompuServe Corporation)

     10.4        Form of Credit Card Program Agreement dated October 1, 1994 between CompuServe
                 Incorporated and Block Financial Corporation (incorporated by reference to similarly numbered exhibit to Registration Statement on Form S-1 (No. 333-1498)
                 of CompuServe Corporation)

     10.5        Form of Rapid Refund Agreement between CompuServe Incorporated and H&R Block
                 Tax Services, Inc. (incorporated by reference to similarly numbered exhibit to
                 Registration Statement on Form S-1 (No. 333-1498) of CompuServe Corporation)

EXHIBIT NUMBER
- --------------
     10.6        Tax Sharing Agreement among CompuServe Corporation, H&R Block, Inc. and certain subsidiaries of CompuServe Corporation (incorporated by reference to similarly numbered exhibit to Registration Statement on Form S-1 (No. 333-1498) of
                 CompuServe Corporation)
     10.7        Form of Registration Rights Agreement between CompuServe Corporation and H&R
                 Block, Inc. (incorporated by reference to similarly numbered exhibit to
                 Registration Statement on Form S-1 (No. 333-1498) of CompuServe Corporation)
     10.8        Form of Sub-Lease Agreement between CompuServe Incorporated and H&R Block, Inc.
                 for POP equipment (incorporated by reference to similarly numbered exhibit to
                 Registration Statement on Form S-1 (No. 333-1498) of CompuServe Corporation)
     10.9        Contract dated August 13, 1983 between CompuServe Incorporated and American
                 Telephone and Telegraph Company, as amended by Amendment to Contract between
                 AT&T Corp. and CompuServe Incorporated dated September 16, 1994, Amendment No.
                 2 dated October 27, 1995 and Amendment No. 3 dated February 16, 1996
                 (incorporated by reference to similarly numbered exhibit to Registration
                 Statement on Form S-1 (No. 333-1498) of CompuServe Corporation)
     10.10       Form of Corporate Services Agreement between the Company and HRB Management,
                 Inc. (incorporated by reference to similarly numbered exhibit to Registration
                 Statement on Form S-1 (No. 333-1498) of CompuServe Corporation).
     10.11       CompuServe Corporation 1996 Long-Term Incentive Plan (incorporated by reference to similarly numbered exhibit to Registration Statement on Form S-1 (No.
                 333-1498) of CompuServe Corporation). S-1 (No. 333-1498) of CompuServe
                 Corporation).
     10.12       CompuServe Corporation 1996 Outside Directors Plan (incorporated by reference to similarly numbered exhibit to Registration Statement on Form S-1 (No.
                 333-1498) of CompuServe Corporation).
     10.13       CompuServe Corporation 1996 Employee Stock Purchase Plan (incorporated by reference to similarly numbered exhibit to Registration Statement on Form S-1
                 (No. 333-1498) of CompuServe Corporation).
     10.14       CompuServe 1996 Short-Term Incentive Plan (incorporated by reference to similarly numbered exhibit to Registration Statement on Form S-1 (No. 333-1498)
                 of CompuServe Corporation).
     10.15       Form of Intercompany Credit Facility (incorporated by reference to similarly numbered exhibit to Registration Statement on Form S-1 (No. 333-1498) of
                 CompuServe Corporation).
     21.1        Subsidiaries of the Company (incorporated by reference to similarly numbered exhibit to Registration Statement on Form S-1 (No. 333-1498) of CompuServe
                 Corporation).
     27          Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of July, 1996.

                                          COMPUSERVE CORPORATION

                                          By: Lawrence A. Gyenes

                                            ------------------------------------
                                            Lawrence A. Gyenes
                                            Executive Vice President
                                            and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934 this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 29th day of July, 1996.

             SIGNATURES                                  TITLE                         DATE
- -------------------------------------   ----------------------------------------   -------------
                *                       Chairman of the Board and Director         July 29, 1996
- -------------------------------------
Henry F. Frigon
                *                       President, Chief Executive Officer and     July 29, 1996
- -------------------------------------   Director
Robert J. Massey
                *                       Executive Vice President and Chief         July 29, 1996
- -------------------------------------   Financial Officer
Lawrence A. Gyenes
                *                       Treasurer and Corporate Controller         July 29, 1996
- -------------------------------------   (Principal Accounting Officer)
Kenneth M. Marinik
                *                       Director                                   July 29, 1996
- -------------------------------------
Roger W. Hale
                *                       Director                                   July 29, 1996
- -------------------------------------
Frank L. Salizzoni
                *                       Director                                   July 29, 1996
- -------------------------------------
Morton I. Sosland
*By: Lawrence A. Gyenes
    ---------------------------------
    Lawrence A. Gyenes, as
    Attorney-In-Fact for each
    of the persons indicated

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)
                 FOR THE YEARS ENDED APRIL 30, 1996, 1995 AND 1994

                                              COLUMN B      COLUMN C -- ADDITIONS                     COLUMN E
                                             ----------    ------------------------                  ----------
                 COLUMN A                    BALANCE AT    CHARGED TO    CHARGED TO     COLUMN D     BALANCE AT
- ------------------------------------------   BEGINNING     COSTS AND       OTHER       ----------      END OF
               DESCRIPTION                   OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS      PERIOD
- ------------------------------------------   ----------    ----------    ----------    ----------    ----------
Year Ended April 30, 1996
  Allowance for Doubtful Accounts.........     $3,986       $ 11,505                    $ 12,062       $3,429
Year Ended April 30, 1995
  Allowance for Doubtful Accounts.........      3,283          4,223                       3,520        3,986
Year Ended April 30, 1994
  Allowance for Doubtful Accounts.........      1,095          5,361                       3,173        3,283

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                          DESCRIPTION
- -------     -----------------------------------------------------------------------------------
27          Financial Data Schedule