Form 10-K405/A
period 1996-04-30
COMPUSERVE CORP
filed 1996-07-31
CIK 22896

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                  FORM 10-K/A
                         ------------------------------

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

     As of July 24, 1996, the Registrant had outstanding 92,600,000 shares of common stock.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

OVERVIEW

     CompuServe Corporation was incorporated in Delaware on February 16, 1996 and holds all of the outstanding capital stock of CompuServe Incorporated. CompuServe Incorporated was founded in 1969 as a computer timesharing service and introduced its first online service in 1979. CompuServe Incorporated holds all of the outstanding capital stock of SPRY, Inc. ("SPRY"). Until April 1996, CompuServe Corporation was a wholly-owned subsidiary of H&R Block Group, Inc. ("Parent"). Parent is a wholly-owned subsidiary of H&R Block, Inc. ("H&R Block"). CompuServe Corporation and its consolidated subsidiaries are collectively referred to as the "Company" or "CompuServe."

     In April, 1996, CompuServe Corporation completed an initial public offering of 18,400,000 shares of its common stock. CompuServe Corporation's shares are quoted on the Nasdaq stock market under the symbol "CSRV."

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

     CompuServe and its licensee had approximately 2.7 million subscribers outside of the United States as of April 30, 1996, 1.0 million of which were supported directly by CIS and the remainder of which were NiftyServe subscribers. CompuServe has licensed its core technology and network model relating to its online service to NiftyServe, a joint venture of Fujitsu Limited and Nissho Iwai. NiftyServe is licensed to operate its own online service in Japan based on CompuServe technology. In addition, NiftyServe has the exclusive right to distribute CIS in Japan. NiftyServe has also been authorized by CompuServe to license a subdistributor in Taiwan and another in Korea to distribute CIS in those countries. NiftyServe also has a right of first refusal to distribute CIS in 16 additional Asian countries should CompuServe decide to license a third-party distributor in those countries.

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

          EXPANSION AND ENHANCEMENT OF NETWORK INFRASTRUCTURE. Over time, CompuServe intends to migrate to a full Internet TCP/IP transit network which will utilize ATM technology. ATM is a method of sending data at "broadband" speeds (T3, 45 mbps and above) which will offer CompuServe enhanced scalability of its network because as network traffic grows, CompuServe will be able to move to higher-speed carrier services without changing to a new technology. Management believes that as the market fully develops for commercial Internet applications, an ATM-based TCP/IP network will position CompuServe to provide to end users a new generation network-centric application and data hosting environment. CompuServe is in the process of migrating its servers to the Windows NT environment. Finally, CompuServe is expanding its network infrastructure by significantly increasing the number of access ports, all of which will support speeds of 28.8 kbps in order to permit subscribers high quality access to both CompuServe's proprietary content and the Internet. Consistent with this action, CompuServe is also migrating from its legacy, proprietary back-end technical platform for building, maintaining and delivering content and online services to a new platform based on Internet-compliant open standards. Among other things, this will ease product maintenance as well as help speed time-to-market for new products, and it will broaden the methods by which both present and future customers can access CompuServe's information services.

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

          INCREASED AWARENESS. Awareness of consumer online services has dramatically increased because of the combination of media publicity about the Internet and the significant amount of advertising being done by larger companies in the market promoting the concept of online interactivity. Additionally, there are now millions of subscribers to consumer online services worldwide who are likely to communicate the advantages of online services to non-users. Also, arrangements such as Microsoft Corp.'s agreement with CompuServe to place CIS and WOW! icons in the online services folder on the Windows 95 desktop will greatly increase awareness of consumer online services as Windows 95 becomes increasingly prevalent on home PCs.

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

     CompuServe is a leading provider of value-added data communication services for point of sale authorization of credit card purchases. Since 1984, Network Services has been providing point of sale authorization to Visa International, Inc. Other transaction processing customers of CompuServe include National Processing, Michigan National Bank and Harris Bank. In 1995, over 1.1 billion credit card transactions were processed over CompuServe's network.

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

     Most of the marketing initiatives begun in fiscal 1996 are continuing in fiscal 1997. However, CompuServe plans to delay certain advertising and marketing programs until the release of CompuServe Information Manager ("CIM") 3.0, currently scheduled for the late summer of 1996, and also plans to more narrowly focus its fiscal 1997 marketing for CIS on key market segments. In addition to the improvements expected from CIM 3.0, its proprietary interface, CompuServe also plans on continued improvements in its technical infrastructure. CompuServe expects to see developments to enhance the effectiveness of its overall marketing and distribution efforts, and technical infrastructure as described elsewhere herein.

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

     Whenever possible, CompuServe seeks exclusive arrangements with its content providers. Many providers are free to make the same or similar data available on an Internet site they might operate or sponsor. Other providers, and in particular the managers of forum areas on CIS, are contractually restricted from providing similar information in a manner competitive with CompuServe, often expressly including the Internet. Because CompuServe is a major Internet access provider, however, it can be beneficial to CompuServe even if a provider places similar content on the Internet since CompuServe often can arrange to be the Internet access provider of choice in such cases and is able to enter into other advantageous arrangements with these content providers, such as cross-marketing.

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

     Management of the software and hardware which comprise CompuServe's technology is a complex undertaking. CompuServe has generally released new software and deployed new computer and data communications hardware on a timely basis. When delays have been encountered, they have not been material to CompuServe's operations. Unlike its major OSP and ISP competitors, CompuServe has its own engineering and manufacturing capabilities that traditionally have permitted it to create proprietary hardware for its network. Examples include company developed communications switches. Although CompuServe believes that this expertise has in the past permitted it to more quickly implement a more reliable and cost-effective infrastructure, this has been challenged by CompuServe's new open standards initiative which recognizes that advances in architecture technology have been difficult to keep pace with while CompuServe is simultaneously competing in its core online services business. This has led CompuServe to adopt a buy-versus-build bias to its infrastructure, an approach that has been carried over to CompuServe's network and hardware, as well as to its operating system and protocol decisions.

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

     In addition to copyright and patent protection, CompuServe attempts to protect its proprietary technology under trade secret laws, employee and third-party non-disclosure agreements and other methods of protection. CompuServe grants its customers a license to use CompuServe's products and services under agreements that contain terms and conditions prohibiting the unauthorized reproduction of CompuServe's products. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of CompuServe's products or reverse engineer or obtain and use information CompuServe regards as proprietary. While CompuServe's competitive position may be affected by its ability to protect its proprietary information, due to the technological innovation within CompuServe's industry, CompuServe believes that patent and copyright protections are less significant to CompuServe's success than other factors, such as the knowledge, ability and experience of CompuServe's personnel, name recognition and on-going product development and customer support.

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

COMPETITION

     CompuServe competes in the online services industry as well as in the Internet and networking services industries. Each of these industries is highly competitive and includes a number of significant participants. CompuServe's primary direct competitors in the proprietary online services industry are America Online, Inc. ("AOL") and Prodigy Services Company. In the Internet-based online services industry, CompuServe has several competitors, principally Microsoft Network ("MSN"), a venture led by Microsoft. Among the larger Internet service providers ("ISPs") competing with CompuServe in the Internet-access-only business are AT&T Corp. ("AT&T"), MCI Telecommunications Corporation ("MCI"), NETCOM On-Line Communications Services, Inc., Earthlink, BBN Corporation, AOL's GNN service, PSINet Inc. and UUNET Technologies, Inc. CompuServe's Network Services business competes with local and international telecommunications companies and other data communications services, including AT&T, MCI, Sprint Corp., Advantis, a joint venture of IBM and Sears, Roebuck & Co., Electronic Data Systems, Inc. and British Telecom plc. An increasing number of publishing, broadcasting and other media and technology companies are expected to enter the online services market, either directly or through alliances, in order to enhance distribution of their content and programming. Regional telephone operating companies, long distance carriers and cable companies may also enter the markets served by CompuServe. Many of the competitors and possible future competitors referred to above have significantly greater financial, technical, marketing and personnel resources than CompuServe.

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

     CompuServe recently entered into a non-exclusive agreement with AT&T pursuant to which AT&T's WorldNet subscribers will be offered discounted access to CompuServe. CompuServe also signed license and marketing agreements with Microsoft and Netscape Communications, Inc. ("Netscape") under which CompuServe will license the Microsoft and Netscape browsers. Under the Microsoft arrangements, CompuServe will place two icons in the Windows 95 desktop folder for online services -- one for CIS and one for WOW! These arrangements will help provide simple and widespread access to CompuServe's CIS and WOW! services. CompuServe has also recently entered into an agreement with Time Inc. New Media, an affiliate of Time Warner Inc., whereby CompuServe will begin offering to CIS, SPRYNET and WOW!

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

                                                               YEAR ENDED APRIL 30,
                                             --------------------------------------------------------
                                               1996        1995        1994        1993        1992
                                             --------    --------    --------    --------    --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING RESULTS:
Revenues:
  Online Services revenues................   $561,428    $395,954    $266,919    $174,882    $124,559
  Network Services revenues...............    198,828     147,673     109,402      81,740      63,097
  Other revenues(a).......................     32,909      39,166      53,565      58,777      78,808
                                             ---------   ---------   ---------   ---------   ---------
Total Revenues............................    793,165     582,793     429,886     315,399     266,464
Costs and Expenses:
  Costs of revenues.......................    387,470     231,189     179,366     125,642     122,974
  Marketing(c)............................    175,213     104,828      65,591      51,542      41,763
  General and administrative..............     39,634      30,750      32,641      30,199      24,972
  Depreciation and amortization...........     74,708      45,310      31,447      22,198      13,679
  Product development.....................     28,304      18,929      16,101      10,403       8,499
  Purchased research and development(b)...                 83,508
                                             ---------   ---------   ---------   ---------   ---------
Total Costs and Expenses..................    705,329     514,514     325,146     239,984     211,887
                                             ---------   ---------   ---------   ---------   ---------
Operating earnings........................     87,836      68,279     104,740      75,415      54,577
Interest expense to Parent................      5,555          --          --          --          --
                                             ---------   ---------   ---------   ---------   ---------
Earnings before taxes.....................     82,281      68,279     104,740      75,415      54,577
Taxes on earnings.........................     33,187      59,481      42,647      29,838      21,591
                                             ---------   ---------   ---------   ---------   ---------
Net earnings(c)...........................   $ 49,094    $  8,798    $ 62,093    $ 45,577    $ 32,986
                                             =========   =========   =========   =========   =========
Earnings per share........................   $    .66    $    .12    $    .84    $    .61    $    .44
                                             =========   =========   =========   =========   =========

                                                                 AS OF APRIL 30,
                                             --------------------------------------------------------
                                               1996        1995        1994        1993        1992
                                             --------    --------    --------    --------    --------
                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
Total assets..............................   $965,828    $323,557    $330,867    $240,365    $174,173
Cash, cash equivalents and investments....   $310,991    $  4,913    $  3,633    $  3,669    $  5,158
Due to Parent.............................               $142,400
Stockholders' equity......................   $770,666    $ 79,858    $241,677    $179,389    $133,780

                                                               YEAR ENDED APRIL 30,
                                             --------------------------------------------------------
                                               1996        1995        1994        1993        1992
                                             --------    --------    --------    --------    --------
                                                (IN THOUSANDS, EXCEPT NETWORK SERVICES CUSTOMERS)
OTHER DATA:
Online subscribers:
  North America...........................      2,336       1,765       1,139         780         612
  International...........................      1,016         456         239         144         114
                                             --------    --------    --------    --------    --------
  Total USA hosted........................      3,352       2,221       1,378         924         726
  Licensee................................      1,674         809         640         480         350
                                             --------    --------    --------    --------    --------
Total online subscribers..................      5,026       3,030       2,018       1,404       1,076

Total online subscriber hours.............    123,023      50,326      27,271      14,123       8,646
Network Services customers................        966         743         586         484         377
Total network customer hours..............     45,146      31,539      20,058      14,149      10,283

QUARTERLY DATA:

                             FISCAL 1996 QUARTER ENDED                         FISCAL 1995 QUARTER ENDED
                   ---------------------------------------------    -----------------------------------------------
                   JULY 31    OCTOBER 31   JANUARY 31   APRIL 30    JULY 31     OCTOBER 31   JANUARY 31   APRIL 30
                     1995        1995         1996        1996        1994         1994         1995        1995
                   --------   ----------   ----------   --------    --------    ----------   ----------   ---------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.........  $186,549    $188,374     $203,032    $215,210    $127,896(a)  $136,631     $154,172    $ 164,094
Costs and
Expenses.........   140,944     164,639      185,785     213,961(d)   93,855      101,771      112,500      206,388
Net Earnings
  (Loss)(c)......    26,835      13,966        9,398      (1,105)     20,699       21,196       25,320      (58,417)(b)
Earnings (Loss)
  per Share......  $    .36    $    .19     $    .13    $   (.02)   $    .28     $    .29     $    .34    $    (.79)

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

     In September 1995, CompuServe introduced a new pricing schedule for CIS intended to encourage subscribers to explore more features of the service, stay on the service longer and increase CIS's price competitiveness with the other major consumer online services. The new pricing schedule has reduced revenue per subscriber but has contributed to significant increases in subscriber acquisitions and usage.

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

     Management expects that the decline in revenue per customer in 1996 will continue next fiscal year, consistent with its goal to attract more customers and encourage more online usage through pricing and targeted service offerings. Variable costs of revenues for Online Services increase with usage due to royalty payments to information providers, bankcard costs based upon the number of customers, customer service costs, and data communication costs shared by Online and Network Services. While a significant portion of data communications costs is fixed in the short term, data communications costs are variable in the long term due to the significant growth in number of customers. Economies of scale and productivity improvements related to data communications and infrastructure mitigate the rate of increase in other categories included in costs of revenue.

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

RESULTS OF OPERATIONS

     FISCAL YEAR ENDED APRIL 30, 1996 COMPARED TO FISCAL YEAR ENDED APRIL 30,
1995

     ONLINE SERVICES REVENUES. Online Services revenues for the year ended April 30, 1996 increased 41.8% over the prior year to $561.4 million from $396.0 million. The increase in revenues was primarily the result of the increase in the Company's subscriber base. The number of CIS subscribers at April 30, 1996, exclusive of NiftyServe subscribers, increased 43.9% to 3.2 million from 2.2 million in 1995.

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

     The Company also invested $219 million for capital expenditures in 1996 and expects to invest up to $190 million for capital expenditures in 1997. The planned expenditures for 1997 include approximately $50 million for deployment of TCP/IP across the Company's network. In addition, the Company estimates that the full deployment of TCP/IP across its network will cost approximately $200 million over the three years beginning in 1997. Management anticipates that capital expenditures will continue to increase in the near term due to equipment replacements and purchases of additional equipment to support an increased base of online subscribers, growth in corporate network customers and additional facilities.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors
  of CompuServe Corporation:

     We have audited the accompanying consolidated balance sheets of CompuServe Corporation (a majority-owned subsidiary of H&R Block Group, Inc.) and subsidiaries as of April 30, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended April 30, 1996. Our audits also included the consolidated financial statement schedule listed in Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     The Company provides computer-based information and communication services to businesses and individual owners of personal computers, and operates primarily through two business groups: Online Services and Network Services.

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

     YEAR ENDED APRIL 30,
     --------------------
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

9.  EMPLOYEE BENEFIT PLAN

     The Company sponsors a 401(k) Investment Plan for all U.S. based employees. The Investment Plan allows for employees to defer up to 10 percent of their compensation. The Company matches 50 percent of employee contributions at management's discretion, up to 6 percent, with such amounts vesting ratably over five years of service. Contributions by the Company under the Investment Plan amounted to $1,126 and $1,239 for the years ended April 30, 1995 and 1994, respectively. There was no contribution for the year ended April 30, 1996.

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

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Board of Directors of the Company is divided into three classes of directors, with each class elected to a three-year term every third year and holding office until their successors are elected and qualified. The following table sets forth information with respect to directors and executive officers of the Company for the fiscal year ended April 30, 1996:

                 NAME                    AGE                       POSITION
- ---------------------------------------  ---   ------------------------------------------------
Henry F. Frigon........................  61    Chairman of the Board of Directors
Robert J. Massey.......................  51    President and Chief Executive Officer and
                                               Director
Lawrence A. Gyenes.....................  45    Executive Vice President and Chief Financial
                                               Officer
Herbert J. Kahn........................  56    Executive Vice President, Administration
Dennis D. Matteucci....................  57    President, Online Services
Steven P. Stanbrook....................  39    President, CompuServe Europe
Peter F. Van Camp......................  40    Executive Vice President, Network Services
                                               Division
Roger W. Hale..........................  53    Director
Frank L. Salizzoni.....................  58    Director
Morton I. Sosland......................  71    Director

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

     Frank L. Salizzoni has served as a director of the Company since June 1996. Mr. Salizzoni has served as Interim President and Chief Executive Officer of H&R Block since June 1996. Mr. Salizzoni served as President and Chief Operating Officer of USAir, Inc. from March 1994 until April 1996. From November 1990 to March 1994, he served as Executive Vice President-Finance of USAir, Inc. Mr. Salizzoni is a director of H&R Block and SKF USA Inc.

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

- ---------------

(1) Represents options to purchase shares of CompuServe common stock awarded by the CompuServe Compensation Committee as of the completion of the initial public offering. Such options vest ratably over a three-year period commencing on the second anniversary of the grant date and shall automatically be cancelled if H&R Block does not distribute its ownership interest in the Company to its stockholders within 12 months of the completion of the initial public offering.

(2) Represents nonqualified options to purchase shares of CompuServe common stock awarded by the CompuServe Compensation Committee in respect of options to purchase shares of H&R Block common stock ("Block Options"). Each employee of the Company and its subsidiaries who held outstanding Block Options prior to the initial public offering of the Company's Common Stock was awarded an option under the Incentive Plan to purchase a number of shares of the Company's Common Stock equal to the number of shares subject to the outstanding Block Options. Such options vest ratably over a three-year period commencing on the second anniversary of the grant date and shall automatically be cancelled if H&R Block does not distribute its ownership interest in the Company to its stockholders within 12 months of the completion of the initial public offering.

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

     Options awarded under the Incentive Plan may be either incentive stock options which are intended to satisfy the requirements of Section 422 of the Internal Revenue Code of 1986 (the "Code"), or non-qualified stock options which are not intended to satisfy Section 422 of the Code. SARs may be granted in tandem or otherwise in connection with options, or may be granted as free-standing awards. Exercise of an option will result in the corresponding surrender of any tandem SAR. Under the terms of the Incentive Plan, options will have an exercise price that is not less than the greater of the fair market value of a share of Common Stock at the time the option is granted, or par value. SARs are the right to receive, in cash or stock, the excess of the fair market value of a specified number of shares of Common Stock at the time of exercise over a specified price not less than 100% of the fair market value of the Common Stock when the SAR is granted or, if granted in tandem with an option, the option exercise price. Options and SARs become exercisable in accordance with the terms established by the Compensation Committee, which may include conditions relating to completion of a specified period of service or achievement of performance standards. Options and SARs shall expire on the date determined by the Compensation Committee which shall not be later than the earliest to occur of (i) the tenth anniversary of the grant date, (ii) the first anniversary of the participant's termination of employment by reason of death or disability, (iii) the third anniversary of the participant's termination of employment by reason of retirement, or (iv) the three month anniversary of the participant's termination of employment for any other reason. Shares transferred to a participant pursuant to the exercise of an option or SAR may be subject to such additional restrictions or limitations as the Compensation Committee may determine.

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

     Under the KEIP Program, employees selected by the Compensation Committee will have the opportunity to receive a cash incentive award based on the attainment of KEIP Program Goals established by the Compensation Committee for a Performance Period (which shall be the fiscal year of the Company). The KEIP Program also permits participants to be selected, and KEIP Program Goals to be established for those participants, by the Executive Vice President, Administration and the Chief Executive Officer of the Company. The KEIP Program Goals are based on one or more of the following elements, as determined by the Compensation Committee: (i) Company income, (ii) Company revenue, (iii) net new CIS, SPRYNET, and WOW! customers, and (iv) net new Network Services customers. The KEIP Program Goals are to be established, and may be revised, by the Compensation Committee, provided that such establishment or revision may occur not later than 90 days after the beginning of the Performance Period (but in no event after 25% of the Performance Period has elapsed), and while the outcome as to the goals is substantially uncertain. If actual performance exceeds the established goals, participants may earn up to 150% of the target amount. (However, in no event may the amount payable to any participant under the KEIP Program for any Performance Period exceed $500,000.) If actual results fall short of the KEIP Program Goals, awards will be less than the target amount. Awards for the KEIP Program for any Performance Period will be paid as soon as practicable after the end of the Performance Period, and after the Compensation Committee has approved the report of the performance results.

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

     CompuServe has entered into a number of agreements whereby CompuServe leases space to house telephone accessible points of presence in some of the local offices of H&R Block and its franchisees in cities throughout the country. CompuServe makes annual aggregate rental payments of approximately $148,000 in connection with such agreements.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of July, 1996.

                                          COMPUSERVE CORPORATION

                                          By: Lawrence A. Gyenes

                                            ------------------------------------
                                            Lawrence A. Gyenes
                                            Executive Vice President
                                            and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934 this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

             SIGNATURES                                  TITLE                         DATE
- -------------------------------------   ----------------------------------------   -------------
                 *                      Chairman of the Board and Director         July 30, 1996
- -------------------------------------
Henry F. Frigon
                 *                      President, Chief Executive Officer and     July 30, 1996
- -------------------------------------   Director
Robert J. Massey
                 *                      Executive Vice President and Chief         July 30, 1996
- -------------------------------------   Financial Officer
Lawrence A. Gyenes
                 *                      Treasurer and Corporate Controller         July 30, 1996
- -------------------------------------   (Principal Accounting Officer)
Kenneth M. Marinik
                 *                      Director                                   July 30, 1996
- -------------------------------------
Roger W. Hale
                 *                      Director                                   July 30, 1996
- -------------------------------------
Frank L. Salizzoni
                 *                      Director                                   July 30, 1996
- -------------------------------------
Morton I. Sosland

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