Form 10-Q
period 1996-07-31
COMPUSERVE CORP
filed 1996-09-12
CIK 22896

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                         _____________________

                              FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          for the quarterly period ended July 31, 1996

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           for the transition period from __________ to ___________

                    Commission file number 2-53193


                         COMPUSERVE CORPORATION
          (Exact name of registrant as specified in its charter)

               Delaware                             31-1459598
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)              Identification No.)

                    5000 Arlington Centre Boulevard
                         Columbus, Ohio  43220
     (Address of principal executive offices, including zip code)

                            (614) 457-8600
          (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No
   ---     ---
     As of September 12, 1996, the Registrant had outstanding 92,600,000 shares of common stock.


















                               TABLE OF CONTENTS



                                                                      Page
                                                                      ----
PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

          Consolidated Balance Sheets
          July 31, 1996 (Unaudited) and
          April 30, 1996 (Audited)..................................    3

          Consolidated Statements of Operations
          Three Months Ended July 31, 1996
          and 1995 (Unaudited).....................................     4

          Consolidated Statements of Cash Flows
          Three Months Ended July 31, 1996 and
          and 1995 (Unaudited)....................................      5

          Notes to Consolidated Financial Statements (Unaudited)..      6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.....................      8



PART II - OTHER INFORMATION.......................................     12


SIGNATURES........................................................     13



























                         COMPUSERVE CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                         (AMOUNTS IN THOUSANDS)

                                                      July 31,       April 30,
                                                       1996            1996
                                                    (Unaudited)      (Audited)
                                                     ---------       ---------
CURRENT ASSETS
   Cash and cash equivalents                          $51,365        $280,646
   Investments                                        150,069          29,345
   Receivables, net                                   122,687         119,186
   Due from parent                                     44,998          17,377
   Other current assets                                33,183          39,336
                                                     ---------       ---------
     TOTAL CURRENT ASSETS                             402,302         485,890

INTANGIBLE ASSETS, net                                 18,541          22,809

PROPERTY AND EQUIPMENT, net                           385,930         348,059

OTHER ASSETS
   Deferred subscriber acquisition costs, net         104,438          96,636
   Other assets                                        12,758          12,434
                                                     ---------       ---------
    TOTAL OTHER ASSETS                                117,196         109,070
                                                     ---------       ---------
    TOTAL ASSETS                                     $923,969        $965,828
                                                     =========       =========
CURRENT LIABILITIES
   Accounts payable                                   $61,072         $89,236
   Other current liabilities                           50,604          41,016
   Accrued taxes                                        2,770           4,070
   Deferred revenue                                     5,808           4,077
                                                     ---------       ---------
     TOTAL CURRENT LIABILITIES                        120,254         138,399

DEFERRED INCOME TAXES                                  62,087          56,763

STOCKHOLDERS' EQUITY                                  741,628         770,666
                                                     ---------       ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $923,969        $965,828
                                                     =========       =========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

















                              COMPUSERVE CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
     (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                      3 Months Ended July 31,
                                                         1996         1995
                                                      ----------    ----------
REVENUES
   Online Services revenues                            $141,414      $134,192
   Network Services revenues                             59,278        45,064
   Other revenues                                         7,950         7,293
                                                      ----------    ----------
      TOTAL REVENUES                                    208,642       186,549

COSTS AND EXPENSES
   Costs of revenues                                    139,696        82,230
   Marketing                                             59,031        27,577
   General and administrative                             9,494         9,633
   Depreciation and amortization                         26,853        14,522
   Product development                                    7,056         6,982
   Nonrecurring items                                    17,713          --
                                                      ----------    ----------
      TOTAL COSTS AND EXPENSES                          259,843       140,944

OPERATING EARNINGS/(LOSS)                               (51,201)       45,605

INTEREST INCOME                                           3,131          --
                                                      ----------    ----------
EARNINGS/(LOSS) BEFORE TAXES                            (48,070)       45,605

TAXES ON EARNINGS/(LOSS)                                (18,455)       18,770
                                                      ----------    ----------
NET EARNINGS/(LOSS)                                    ($29,615)      $26,835
                                                      ==========    ==========
EARNINGS/(LOSS) PER COMMON SHARE                         ($0.32)         $0.36
                                                      ==========    ==========
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                        92,600,000    74,200,000
                                                      ==========    ==========


               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


















                         COMPUSERVE CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                        3 Months Ended July 31,
                                                            1996        1995
                                                          ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Earnings/(Loss)                                    ($29,615)    $26,835
   Depreciation and amortization                            26,853      14,522
   Deferred subscriber acquisition costs                   (26,815)    (11,017)
   Amortization of deferred subscriber acquisition costs    19,013         512
   Provision for deferred taxes                              5,256       3,090
   Changes in net working capital                          (43,114)    (21,605)
                                                          ---------   ---------
      Net cash provided/(used) by operating                (48,422)     12,337

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                     (62,888)    (43,816)
   Purchases of short-term investments                    (123,848)        --
   Maturities and sales of short-term investments            3,124         --
   Other, net                                                2,753      (4,388)
                                                          ---------   ---------
      Net cash used by investing activities               (180,859)    (48,204)

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from parent                                        --       37,298
                                                          ---------   ---------
      Net cash provided by financing activities                --       37,298
                                                          ---------   ---------
NET INCREASE/(DECREASE) IN CASH AND
     CASH EQUIVALENTS                                     (229,281)      1,431

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           280,646       4,913
                                                          ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $51,365      $6,344
                                                          =========   =========


               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



















                            CompuServe Corporation
                  Notes to Consolidated Financial Statements
             (Unaudited, amounts in thousands, except share data)



1. The Consolidated Balance Sheet as of July 31, 1996, the Consolidated Statements of Operations for the three months ended July 31, 1996 and 1995 and the Consolidated Statements of Cash Flows for the three months ended July 31, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 1996 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Company's April 30, 1996 Form 10-K, and are not necessarily indicative of the operating results for the full fiscal year.

2. CompuServe Corporation ("Company") is a majority-owned (80.1%) subsidiary of H&R Block Group, Inc. ("Parent"). Parent is a wholly-owned subsidiary of H&R Block, Inc. ("Block").

     On July 16, 1996, Block announced that its Board of Directors had approved plans to spin-off (the "Spin-off") Block's 80.1% interest in the Company. The Spin-off was subject to, among other things, shareholder approval at Block's September 1996 annual meeting and a favorable ruling from the Internal Revenue Service as to the tax-free nature of the transaction.

     On August 28, 1996, Block announced that its Board of Directors decided not to present the proposed Spin-off to shareholders at the Block September 11, 1996 annual meeting. The decision not to present the CompuServe Spin-off for a Shareholder vote on September 11 was based, in part, on the Company's reported first quarter and projected second quarter losses, market uncertainties regarding the online industry and the planned September introduction of new interfaces for the CompuServe Information Service and WOW!.

3. In the first quarter of fiscal 1997, the Company incurred a nonrecurring pretax charge of $17,713 ($12,474 after tax) relating to the potential sale or other disposition of certain assets and business operations of the corporate computer software group of SPRY, Inc. ("SPRY", a wholly-owned subsidiary of the Company); the consolidation of U.S.-based staff functions and office facilities; the renegotiation of certain third-party customer service agreements; and the write-off of certain obsolete software costs for billing and customer service systems. Of the total charge, $9,774 requires the outlay of cash; the remaining $7,939 involves no commitment of funds. The revenues of the corporate computer software group of SPRY are not material to the consolidated revenues of the Company.

4. The Company files consolidated federal and state income tax returns with Block on a calendar year basis. The Consolidated Statements of Operations reflect the effective tax rates expected to be applicable for the respective full fiscal years, including the effect of non-deductible items related to the items in Note 3.

5. In June 1996, a purported shareholder class action complaint was filed against the Company and Block in the Court of Common Pleas, Franklin County, Ohio, entitled Greenfield v. CompuServe Corporation, et al. A second purported shareholder class action suit was filed in July 1996 against the Company and Block, in federal district court for the Southern District of Ohio, entitled Romine v. CompuServe Corporation, et al. A third purported shareholder class action suit was filed in August 1996 against the Company, Block, and the lead underwriters in the Company's April 1996 initial public offering ("IPO") in federal district court for the District of Minnesota, entitled Acker v. CompuServe Corporation, et al. These three complaints also name certain officers and directors of the Company at the time of the Company's IPO as additional defendants. Each suit alleges similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with the Company's public filings related to the IPO. The Greenfield suit also alleges similar violations of the Ohio Securities Code and common law of negligent misrepresentation. Relief sought is unspecified but includes pleas for rescission and damages. In August 1996, an action for discovery was also filed solely against the Company on behalf of a shareholder in the Court of Common Pleas, Franklin County, Ohio, entitled Schnipper v. CompuServe Corporation, seeking factual support for a possible fourth claim relating to disclosures in connection with the IPO. The Company intends to vigorously defend these suits.




































                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

These comments should be read in conjunction with the Consolidated Balance Sheets and Consolidated Statements of Cash Flows.

CompuServe obtains cash to fund its working capital and capital requirements from, among other things, available cash, cash equivalents and investments, and operating activities.

At July 31, 1996, the Company had cash, cash equivalents and investments totaling $201.4 million, a decrease of $108.6 million from April 30, 1996. Net cash used by operating activities totaled $48.4 million and net cash used by investing activities totaled $180.9 million (including $120.7 million of net purchases of short-term investments). The decrease in cash and cash equivalents also reflects $62.9 million of purchases of property and equipment and a $29.6 million net loss from operations for the three months ended July 31, 1996.

Investments consist principally of commercial paper, corporate bonds and U.S. government agency obligations that have maturities of three to twelve months at date of purchase. At July 31, 1996, the investment portfolio had an average 123 days term to maturity.

Working capital decreased to $282.0 million at July 31, 1996 from $347.5 million at April 30, 1996, due primarily to the purchase of $62.9 million of property and equipment. The working capital ratio at July 31, 1996 was 3.35 to 1, compared to 3.51 to 1 at April 30, 1996.

The Company has no long-term debt. The Company agreed to an unsecured $25 million revolving credit facility with Bank One, Columbus, NA, in June 1996. Borrowings under the credit facility will bear interest at a floating rate equal to either the bank's prime rate or 0.25% over LIBOR. The Company is required to pay an unused commitment fee of 0.08% per annum for this facility. Borrowings under the credit facility may be used for general corporate purposes. The facility expires in June 1997, subject to renewal.

The Company believes that its cash, cash equivalents and investments, including remaining net proceeds from the initial public offering of common stock in April 1996 ("IPO"), cash from operating activities and currently available financing will be sufficient to meet the Company's presently anticipated funding requirements for another fifteen to twenty-one months. However, there can be no assurance that the Company's funding requirements will not increase significantly as a result of unforeseen circumstances or that the Company's cash flows from operating activities will not decrease. If the Company is required to seek third-party sources of financing to meet its short-term or long-term funding needs, there can be no assurance, in light of the Company's recent and projected losses, that the Company would be able to obtain public or private third-party sources of financing or, if obtained, that favorable terms for such financing would be obtained. In addition, given the trading history of the Company's common stock since the IPO and recent uncertainty in the markets regarding the online industry, there can be no assurance that the Company would be able to raise additional cash through public or private offerings of its common stock.

At July 31, 1996, the Company is owed $45.0 million by Parent, due primarily for income tax benefits resulting from the Company's pretax losses for the quarters ended April 30 and July 31, 1996.

On August 1, 1995, the Company announced a series of investment initiatives designed to enhance long-term competitiveness, take advantage of accelerating growth opportunities and enhance market share for its online services. They include: the launch of WOW!; a simplified and less expensive pricing structure; a new CIS interface; increased expenditures for marketing and infrastructure expansion; and the expansion of Internet access through CIS, WOW! and SPRYNET. These initiatives, which have been underway since early fall of 1995, were expected to reduce profitability over a twelve-to-eighteen-month period. The expenses associated with these initiatives have been partially offset by a one-time benefit in 1996 from a change in accounting for direct response advertising costs.

In the quarter ended July 31, 1996, the Company incurred a nonrecurring pretax charge of $17.7 million ($12.5 million after tax), relating to the potential sale or other disposition of certain assets and business operations of the corporate computer software group of SPRY; the consolidation of U.S.-based staff functions and office facilities; the renegotiation of certain third-party customer service agreements; and the write-off of certain obsolete software costs for billing and customer service systems. Of the total charge, $9.8 million requires the outlay of cash; the remaining $7.9 million involves no commitment of funds. The revenues of the corporate computer software group of SPRY are not material to the consolidated revenues of the Company.


Projected Results for Fiscal Quarter Ending October 31, 1996

On August 20, 1996, the Company announced that incremental costs associated with the introduction of CompuServe 3.0, and the release of WOW! teens view are anticipated to result in a second-quarter loss of approximately 10 to 15 cents per share. The Company also announced it has taken actions to eliminate 150 jobs, which are expected to reduce costs over $20 million for the balance of the fiscal year ending April 30, 1997 and over $30 million on an annualized basis, in conjunction with the nonrecurring charge described in the preceding paragraph.

Except for the historical information contained herein, the matters discussed in this Form 10-Q, including the Company's anticipated second-quarter loss, are forward-looking statements subject to risks and uncertainties that could alter the results materially. These risks include the successful release of new interfaces for CompuServe Information Service and WOW!, the impact of subscriber acquisition and retention programs, and competition from other online services and the Internet.


RESULTS OF OPERATIONS

The analysis that follows should be read in conjunction with the Consolidated Statements of Operations.

At July 31, 1996, the Company had retained approximately six out of ten customers that had subscribed in the previous 90 days, five out of ten customers that had subscribed in the previous year and two years, and four out of ten customers that had subscribed in the previous three and four years. There can be no assurance that the Company's subscriber retention rates will not decline below these levels.

The Company expects that average revenue per customer in fiscal 1997 will be below the levels of fiscal 1996. This is in part due to the full year effect of a new pricing structure introduced by the Company in September 1995. The new pricing structure is intended to attract more customers and encourage more online usage. Although the new pricing structure has reduced average revenue per subscriber, it has contributed to increased subscriber acquisitions and usage which management believes will support long-term customer loyalty. The decline in revenue per customer also impacts the comparability of expenses as a percentage of revenue in the following quarterly analyses.





Three Months Ended July 31, 1996 Compared to Three Months Ended July 31, 1995.

Online Services Revenues. Online Services revenues increased 5.4% to $141.4 million from $134.2 reported in the first quarter of fiscal 1996. The increase in revenues was primarily the result of an increase in the Company's subscriber base. At July 31, 1996 the Company had 3.3 million direct subscribers worldwide, and a total of 5.2 million subscribers when including subscribers to NiftyServe, a distinct online service owned and managed by the Company's Japanese licensee.

The number of CIS subscribers at July 31, 1996, exclusive of NiftyServe subscribers, increased 26.1% to 3.1 million from 2.4 million last year. The average monthly CIS total revenue per subscriber (including fees, usage, product sales, online advertising, mall, magazine and CD-ROM revenues) decreased to $14.48 for the quarter from $19.11 for the first quarter of 1996
due primarily to a new pricing structure implemented in September 1995.   The
average monthly CIS revenue from fees and usage only decreased to $14.20 for the quarter from $18.59 for the first quarter of 1996.

Revenue also includes recently-launched Online Services, reflecting growth in the number of subscribers to 163,000 for SPRYNET and 92,000 for WOW! at July 31, 1996.

Network Services Revenues, Network Services revenues increased 31.5% to $59.3 million from $45.1 million in 1996, while the number of customers increased 24.9% to 1,009. The increase in revenue was due to the increase in the number of network customers and higher usage by existing customers.

Other Revenues. Other revenues increased 9.0% to $8.0 million from $7.3 million for 1996. The increase is due primarily to an $.8 million gain on the sale of a minority-interest investment.

Costs of Revenues. Costs of revenues consist primarily of data communication costs, royalties paid to information and service providers, salaries and other costs associated with providing customer support and operating the data centers and property and other direct costs. Costs of revenues increased as a percent of total revenues to 67.0% from 44.1% in 1996. The 22.9 percentage point increase is due primarily to costs associated with increased network hours (8.1 percentage points), higher WATS costs for network overflow (1.8 percentage points), increased outsourced customer service costs (6.8 percentage points), and additional customer service and network operations staff to meet significant world-wide customer growth during the past year (3.2 percentage points).

Marketing. Marketing expenses include costs incurred to acquire and retain subscribers, other marketing expenses and the Network Services sales organization. Effective May 1, 1995, acquisition costs for online subscribers are deferred and charged to operations over 24 months beginning the month after such costs are incurred, with 60% amortized in the first twelve months. Effective February 1, 1996, the Company further changed the method for accounting for these costs, which did not have a material impact on these expenses.

Marketing expenses as a percent of total revenues increased in 1997 to 28.3% (32.0% before deferral of subscriber acquisition costs) compared to last year's 14.8% (20.4% before deferral of subscriber acquisition costs). The increase in marketing expenses is primarily attributable to $9.2 million for the new WOW! service launched in March 1996, increased general consumer advertising on television and in periodicals (which was subject to capitalization until February 1, 1996), and distribution of trial software disks through direct mail.

General and Administrative. As a percent of total revenues, general and administrative expenses decreased to 4.6% in 1997 from 5.2% in 1996 reflecting the Company's cost containment measures and favorable outcome of certain sales tax audits.

Depreciation and Amortization. Depreciation and amortization as a percent of total revenues increased to 12.9% in 1997 from 7.8% in 1996. The increase was due to the increased capital expenditures to double network capacity to support the Company's rapid growth during the past year.

Product Development. Product development costs increased slightly over last year but as a percent of total revenues for 1997 decreased to 3.4% from 3.7% in 1996. The decrease is due to higher revenues in 1997 than in 1996 as these expenditures increased by $.1 million for the quarter.

Nonrecurring Items. In the first quarter of fiscal 1997, the Company incurred a pretax charge of $17.7 million ($12.5 million after tax) relating to the potential sale or other disposition of certain assets and business operations of the corporate computer software group of SPRY; the consolidation of U.S.- based staff functions and office facilities; the renegotiation of certain third-party customer service agreements; and the write-off of certain obsolete software costs for billing and customer service systems. Of the total charge, $9.8 million requires the outlay of cash; the remaining $7.9 million involves no commitment of funds.

Income Taxes. The effective tax rate decreased to 38.4% for the first quarter of 1997 from 41.2% in 1996 as a result of nonrecurring items that are not fully deductible for tax purposes. The effective tax rate exclusive of nonrecurring items for 1997 increased to 43.5% from 41.2% in 1996 due to goodwill and other non-deductible expenses.
















                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

     In June 1996, a purported shareholder class action complaint was filed against the Company and Block in the Court of Common Pleas, Franklin County, Ohio, entitled Greenfield v. CompuServe Corporation, et al. A second purported shareholder class action suit was filed in July 1996 against the Company and Block, in federal district court for the Southern District of Ohio, entitled Romine v. CompuServe Corporation, et al. A third purported shareholder class action suit was filed in August 1996 against the Company, Block, and the lead underwriters in the Company's April 1996 initial public offering ("IPO") in federal district court for the District of Minnesota, entitled Acker v. CompuServe Corporation, et al. These three complaints also name certain officers and directors of the Company at the time of the Company's IPO as additional defendants. Each suit alleges similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with the Company's public filings related to the IPO. The Greenfield suit also alleges similar violations of the Ohio Securities Code and common law of negligent misrepresentation. Relief sought is unspecified but includes pleas for rescission and damages. In August 1996, an action for discovery was also filed solely against the Company on behalf of a shareholder in the Court of Common Pleas, Franklin County, Ohio, entitled Schnipper v. CompuServe Corporation, seeking factual support for a possible fourth claim relating to disclosures in connection with the IPO. The Company intends to vigorously defend these suits.



Item 6.  Exhibits and Reports on Form 8-K

     (a)  (27)   Financial Data Schedule.

     (b)  None

























                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              COMPUSERVE CORPORATION



Date September 12, 1996            By:   /s/ Lawrence A. Gyenes
     -----------------                  ------------------------
                                    Lawrence A. Gyenes
                                    Executive Vice President
                                    and Chief Financial Officer


Date September 12, 1996            By:   /s/ Kenneth M. Marinik
     -----------------                  -----------------------
                                    Kenneth M. Marinik
                                    Treasurer & Corporate Controller
                                    (Principal Accounting Officer)