Form 10-Q
period 1996-10-31
COMPUSERVE CORP
filed 1996-12-12
CIK 22896

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             _____________________

                                   FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          for the quarterly period ended October 31, 1996

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

Yes  X    No  __

     As of December 12, 1996, the Registrant had outstanding 92,600,000 shares of common stock.

                               TABLE OF CONTENTS



                                                                      Page

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

     Consolidated Balance Sheets
          October 31, 1996 (Unaudited) and
          April 30, 1996 (Audited)................................     3

     Consolidated Statements of Operations
          Three Months Ended October 31, 1996
          and 1995 (Unaudited)....................................     4

          Six Months Ended October 31, 1996 (Unaudited)
          and 1995 (Audited)......................................     5

     Consolidated Statements of Cash Flows
          Six Months Ended October 31, 1996 (Unaudited)
          and 1995 (Audited)......................................     6

     Notes to Consolidated Financial Statements (Unaudited).......     7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.....................     9


PART II - OTHER INFORMATION.......................................    14


SIGNATURES........................................................    15

                         COMPUSERVE CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                         (AMOUNTS IN THOUSANDS)

                                                October 31,    April 30,
                                                    1996          1996
                                                -----------   -----------
                                                (Unaudited)    (Audited)
CURRENT ASSETS
  Cash and cash equivalents                       $100,064     $280,646
  Investments                                       85,353       29,345
  Receivables, net                                 111,237      119,186
  Due from parent                                   60,205       17,377
  Other current assets                              38,703       39,336
                                                -----------   -----------
     TOTAL CURRENT ASSETS                          395,562      485,890

INTANGIBLE ASSETS, net                              16,098       22,809

PROPERTY AND EQUIPMENT, net                        384,679      348,059

OTHER ASSETS
  Deferred subscriber acquisition costs, net        50,213       96,636
  Other assets                                      14,402       12,434
                                                -----------   -----------
     TOTAL OTHER ASSETS                             64,615      109,070
                                                -----------   -----------
     TOTAL ASSETS                                 $860,954     $965,828
                                                ===========   ===========
CURRENT LIABILITIES
  Accounts payable                                 $69,105      $89,236
  Other current liabilities                         54,862       41,016
  Accrued taxes                                      3,758        4,070
  Deferred revenues                                  5,649        4,077
                                                -----------   -----------
     TOTAL CURRENT LIABILITIES                     133,374      138,399

DEFERRED INCOME TAXES                               43,268       56,763

STOCKHOLDERS' EQUITY                               684,312      770,666
                                                -----------   -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $860,954     $965,828
                                                ===========   ===========


             SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         COMPUSERVE CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS
   (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                               3 Months Ended October 31,
                                               --------------------------
                                                   1996         1995
                                                -----------  -----------
REVENUES
  Interactive Services revenues                  $144,093      $132,925
  Network Services revenues                        63,607        47,649
  Other revenues                                    6,643         7,800
                                                -----------  -----------
         TOTAL REVENUES                           214,343       188,374

COSTS AND EXPENSES
  Costs of revenues                               146,185        91,035
  Marketing                                       110,923        37,016
  General and administrative                       11,280        11,745
  Depreciation and amortization                    27,864        17,335
  Product development                               4,736         7,508
  Nonrecurring items                                7,850
                                                -----------  -----------
             TOTAL COSTS AND EXPENSES             308,838       164,639

OPERATING EARNINGS/(LOSS)                         (94,495)       23,735

INTEREST INCOME                                     2,380
                                                -----------  -----------
EARNINGS/(LOSS) BEFORE TAXES                      (92,115)       23,735

INCOME TAX EXPENSE/(BENEFIT)                      (34,080)        9,769
                                                -----------  -----------
NET EARNINGS/(LOSS)                              ($58,035)      $13,966
                                                ===========  ===========

EARNINGS/(LOSS) PER COMMON SHARE                   ($0.63)        $0.19
                                                ===========  ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      92,600,000    74,200,000
                                                ===========  ===========


             SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          COMPUSERVE CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS
         (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                6 Months Ended October 31,
                                                --------------------------
                                                    1996          1995
                                                 -----------  -----------
                                                 (Unaudited)   (Audited)

REVENUES
  Interactive Services revenues                   $285,507      $267,117
  Network Services revenues                        122,885        92,713
  Other revenues                                    14,593        15,093
                                                 -----------  -----------
         TOTAL REVENUES                            422,985       374,923

COSTS AND EXPENSES
  Costs of revenues                                285,881       173,265
  Marketing                                        169,954        64,593
  General and administrative                        20,774        21,378
  Depreciation and amortization                     54,717        31,857
  Product development                               11,792        14,490
  Nonrecurring items                                25,563
                                                 -----------  -----------
             TOTAL COSTS AND EXPENSES              568,681       305,583

OPERATING EARNINGS/(LOSS)                         (145,696)       69,340

INTEREST INCOME                                      5,511
                                                 -----------  -----------
EARNINGS/(LOSS) BEFORE TAXES                      (140,185)       69,340

INCOME TAX EXPENSE/(BENEFIT)                       (52,535)       28,539
                                                 -----------  -----------
NET EARNINGS/(LOSS)                               ($87,650)      $40,801
                                                 ===========  ===========

EARNINGS/(LOSS) PER COMMON SHARE                    ($0.95)        $0.55
                                                 ===========  ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       92,600,000    74,200,000
                                                 ===========  ===========


              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         COMPUSERVE CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (AMOUNTS IN THOUSANDS)

                                                 6 Months Ended October 31,
                                                 --------------------------
                                                     1996         1995
                                                  -----------  -----------
                                                  (Unaudited)   (Audited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Earnings/(Loss)                              ($87,650)     $40,801
  Depreciation and amortization                      54,717       31,857
  Deferred subscriber acquisition costs             (39,832)     (28,920)
  Amortization of deferred subscriber
      acquisition costs                              86,255        2,821
  Provision for deferred taxes                      (14,405)      17,750
  Changes in net working capital                    (39,271)     (16,402)
                                                 -----------  -----------
     Net cash provided/(used) by
         operating activities                       (40,186)      47,907

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment               (85,557)     (96,637)
  Purchases of short-term investments              (119,008)
  Maturities of short-term investments               63,000
  Other, net                                          1,169       (7,869)
                                                  -----------  -----------
     Net cash used by investing activities         (140,396)    (104,506)

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from parent                                            57,374
                                                  -----------  -----------
     Net cash provided by financing
          activities                                      0       57,374
                                                  -----------  -----------
NET INCREASE/(DECREASE) IN CASH AND
  CASH EQUIVALENTS                                 (180,582)         775

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                         280,646        4,913
                                                  -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $100,064       $5,688
                                                  ===========  ===========


             SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            CompuServe Corporation
                  Notes to Consolidated Financial Statements
             (Unaudited, amounts in thousands, except share data)



1. The Consolidated Balance Sheet as of October 31, 1996, the Consolidated Statements of Operations for the three month periods ended October 31, 1996 and 1995, the Consolidated Statement of Operations for the six month period ended October 31, 1996 and the Consolidated Statement of Cash Flows for the six month period ended October 31, 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 1996 and for all periods presented have been made.

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

     On August 28, 1996, Block announced that its Board of Directors decided not to present the proposed Spin-off to shareholders at the Block September 11, 1996 annual meeting. The decision not to present the CompuServe Spin-off for a shareholder vote on September 11 was based, in part, on the Company's reported first quarter and projected second quarter losses, market uncertainties regarding the online industry and the planned September introduction of new interfaces for the CompuServe Interactive Service ("CSi").

3. In the first quarter of fiscal 1997, the Company incurred a nonrecurring pretax charge of $17.7 million ($12.5 million after tax) relating to the potential sale or other disposition of certain assets and business operations of the corporate computer software group of SPRY, Inc. ("SPRY", a wholly-owned subsidiary of the Company); the consolidation of U.S.-based staff functions and office facilities; the renegotiation of certain third-party customer service agreements; and the write-off of certain obsolete software costs for billing and customer service systems. Of the total charge, $9.8 million requires the outlay of cash; the remaining $7.9 million involves no commitment of funds.

     In the second quarter of fiscal 1997, the Company also incurred a nonrecurring pretax charge of $7.9 million ($4.9 million after tax) relating to the withdrawal of the family-oriented WOW! online service. Of the total charge, $5.6 million requires the outlay of cash; the remaining $2.3 million involves no commitment of funds.

     The revenues of the corporate computer software group of SPRY and the withdrawn WOW! service are not material to the consolidated revenues of the Company.

4. The Company files consolidated federal and state income tax returns with Block on a calendar year basis. The Consolidated Statements of Operations reflect the effective tax rates expected to be applicable for the respective full fiscal years, including the effect of non-deductible items related to the items in Note 3.

5. In October 1996, the Company changed its rate of amortization of deferred subscriber acquisition costs to more closely correlate with the recent trends in subscriber retention rates and member net revenues. The new rate of amortization is 50% in the first 3 months, 30% in the next 9 months, and 20% in the subsequent year, compared to the previous policy of 60% in the first 12 months and 40% in the subsequent year. In conjunction with this change in amortization rates, the Company accelerated amortization of previously deferred CSi subscriber acquisition costs with a writedown totaling $34.5 million as of October 31, 1996. Additionally, all previously deferred subscriber acquisition costs totaling $8.3 million for WOW! and $2.5 million for SPRYNET were also written off, reflecting the high costs to service these high usage, flat-priced services. WOW! will be withdrawn from service effective January 31, 1997; all future subscriber acquisition costs for SPRYNET are expected to be expensed as incurred. The total $45.3 million adjustment of deferred subscriber acquisition costs ($28.6 million after taxes) for the quarter ended October 31, 1996 is included in marketing expenses.

6. In June 1996, a purported shareholder class action complaint was filed against the Company and Block in the Court of Common Pleas, Franklin
     County, Ohio, entitled Greenfield v. CompuServe Corporation, et al.   A
     second purported shareholder class action suit was filed in July 1996 against the Company and Block, in federal district court for the Southern
     District of Ohio, entitled Romine v. CompuServe Corporation et al.   A
     third purported shareholder class action suit was filed against the Company, Block, and the lead underwriters in the Company's April 1996 initial public offering ("IPO"), in federal district court for the District of Minnesota, entitled Acker v. CompuServe Corporation, et al, but the plaintiffs have since voluntarily dismissed this suit and plan to
     join the plaintiffs in the Romine suit.   These complaints also named
     certain officers and directors of the Company at the time of the Company's IPO as additional defendants. Each suit alleges similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with the Company's public filings related to the IPO. The Greenfield suit also alleges similar violations of the Ohio Securities Code and common law of negligent misrepresentation. Relief sought is unspecified but includes pleas for rescission and damages. In August 1996, an action for discovery was filed solely against the Company on behalf of a shareholder in the Court of Common Pleas, Franklin County, Ohio, entitled Schnipper v. CompuServe Corporation, seeking factual support for a possible fourth claim relating to disclosures in connection with the IPO. The Company intends to vigorously defend these suits.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

The following discussion should be read in conjunction with the Consolidated Balance Sheets and Consolidated Statements of Cash Flows appearing elsewhere herein.

CompuServe obtains cash to fund its working capital and capital requirements from, among other things, available cash, cash equivalents and investments, and operating activities.

At October 31, 1996, the Company had cash, cash equivalents and investments totaling $185.4 million, a decrease of $124.6 million from April 30, 1996. Net cash used by operating activities totaled $40.2 million and net cash used by investing activities totaled $140.4 million (including $56.0 million of net purchases of short-term investments and $85.6 million of purchases of property and equipment).

Investments consist principally of commercial paper, corporate bonds and U.S. government agency obligations that have maturities of three to twelve months at date of purchase. At October 31, 1996, the investment portfolio had an average 88 days term to maturity.

Working capital decreased to $262.2 million at October 31, 1996 from $347.5 million at April 30, 1996, due primarily to the purchase of $85.6 million of property and equipment. The working capital ratio at October 31, 1996 was 2.97 to 1, compared to 3.51 to 1 at April 30, 1996.

The Company has no long-term debt. The Company agreed to an unsecured $25 million revolving credit facility with Bank One, Columbus, NA, in June 1996. Borrowings under the credit facility will bear interest at a floating rate equal to either the bank's prime rate or 0.25% over LIBOR. The Company is required to pay an unused commitment fee of 0.08% per annum for this facility. Borrowings under the credit facility may be used for general corporate purposes. The facility expires in June 1997, subject to renewal. There have been no borrowings during the year.

A portion of the Company's operations are conducted in leased facilities. Also, during the quarter ended October 31, 1996, the Company initiated an equipment leasing program. During the second quarter, equipment with a cash purchase value of $9.0 million was leased.

The Company believes that its cash, cash equivalents and investments, including remaining net proceeds from the initial public offering of common stock in April 1996 ("IPO"), cash from operating activities and currently available credit facility will be sufficient to meet the Company's presently anticipated funding requirements for at least another twelve to eighteen months. However, there can be no assurance that the Company's funding requirements will not increase significantly as a result of unforeseen circumstances or that the Company's cash used by operating activities will not increase. If the Company is required to seek third-party sources of financing to meet its short-term or long-term funding needs, there can be no assurance, in light of the Company's recent losses, that the Company would be able to obtain public or private third-party sources of financing or, if obtained, that favorable terms for such financing would be obtained. In addition, given the trading history of the Company's common stock since the IPO and recent uncertainty in the markets regarding the online industry, there can be no assurance that the Company would be able to raise additional cash through public or private offerings of its common stock.

The statement set forth in the first sentence of the preceding paragraph is a forward looking statement that is subject to risks and uncertainties which could result in the Company's inability to meet its funding requirements for
the time period indicated.   Such risk and uncertainties include the risk that
the Company's new interface for CSi will not be widely accepted by its membership, that its new strategy and related marketing programs will not produce the anticipated results or that subscriber attrition and growth will not be materially impacted by the new CSi interface and marketing efforts.

At October 31, 1996, the Company is owed $60.2 million by Parent, due primarily for income tax benefits resulting from the Company's pretax losses for the ten months ended October 31, 1996. The Company is part of the calendar year consolidated U.S. tax filings of the Parent.

On August 1, 1995, the Company announced a series of investment initiatives designed to enhance long-term competitiveness, take advantage of accelerating growth opportunities and enhance market share for its online services. They included: the launch of WOW!; a simplified and less expensive pricing structure; a new CSi interface; increased expenditures for marketing and infrastructure expansion; and the expansion of Internet access through CSi, WOW! and SPRYNET. These initiatives, which have been underway since early fall of 1995, were expected to reduce profitability over a twelve to eighteen-month period. The expenses associated with these initiatives were partially offset in fiscal 1996 by a one-time benefit from a change in accounting for direct response advertising costs.

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

On November 21, 1996, the Company announced a shift in its marketing emphasis to build on its leadership in the small-business professional and technical market sectors, and focus on profitable segments in the consumer markets. As part of this shift, the Company will be withdrawing its family-oriented WOW! online service effective January 31, 1997, resulting in a one-time pretax charge in the second quarter of fiscal 1997 of $7.9 million ($4.9 million after tax).

RESULTS OF OPERATIONS

The analysis that follows should be read in conjunction with the Consolidated Statements of Operations.

In September 1995, the Company began to collect and track subscriber retention data based upon the month a subscriber signed up. With over 12 months of data, this now provides the most accurate means for measuring subscriber retention. Retention statistics were previously aggregated and calculated in quarterly pools.

For the quarter ended October 31, 1996, the Company had retained, on average, 55% of new CSi subscribers after 3 months, 44% after 6 months, and 36% after 12 months on the service. These retention rates were lower than the rates at the end of the previous two quarters.

Since April 30, 1996, the Company has seen a small but steady decline in CSi membership. In the fourth quarter of last fiscal year, the service retained 59% of new subscribers through its first six months of membership. During the second quarter of this year, retention rates for the first six months of membership dropped to 44%.

Based on this recent data, the rate of amortization was accelerated to more closely correlate with the recent trends in subscriber retention rates and lower member net revenues. Accordingly, the Company accelerated amortization of previously deferred CSi subscriber acquisition costs with a writedown totaling $34.5 million pretax as of October 31, 1996. CSi deferred subscriber acquisition costs are now amortized at 50% in the first 3 months, 30% in the next 9 months, and 20% in the subsequent year, compared to the previous policy of 60% in the first 12 months and 40% in the subsequent year.

All previously deferred subscriber acquisition costs totaling $8.3 million for WOW! and $2.5 million for SPRYNET were also written off, reflecting the high costs to service these high usage, flat-priced services.

The total $45.3 million adjustment of deferred subscriber acquisition costs ($28.6 million after taxes) is included in marketing expenses for the quarter ended October 31, 1996.

There can be no assurance that the Company's subscriber retention rates or member net revenues will not decline below these levels.

The Company expects that average revenue per member in fiscal 1997 will be below the levels of fiscal 1996. This is attributable in part to the full-year effect of a new pricing structure introduced by the Company in September 1995. The new pricing structure was intended to attract more customers and encourage more online usage. Although the new pricing structure has reduced average revenue per member, it has contributed to increased member acquisitions and usage which management believes will support long-term customer loyalty. The decline in revenue per member also impacts the comparability of expenses as a percentage of revenue in the following quarterly analyses.


Three Months Ended October 31, 1996 Compared to Three Months Ended October 31, 1995.

Interactive Services Revenues. Interactive Services revenues increased 8.4% to $144.1 million from $132.9 million reported in the second quarter of fiscal 1996. The increase in revenues was primarily the result of an increase in the Company's international subscriber base. At October 31, 1996 the Company had
3.3 million direct subscribers worldwide, and a total of 5.3 million subscribers including NiftyServe subscribers, a distinct online service owned and managed by the Company's Japanese licensee.

The number of CSi subscribers at October 31, 1996, exclusive of NiftyServe subscribers, increased 11.5% to 3.0 million from 2.7 million last year. The average monthly CSi total revenue per subscriber (including fees, usage, product sales, online advertising, mall, magazine and CD-ROM revenues) decreased to $15.06 for the quarter from $17.54 for the second quarter of fiscal 1996 due primarily to a new pricing structure implemented in September
1995, the full effect of which was not yet recognized in the prior year.   The
average monthly CSi revenue, from fees and usage only, decreased to $14.77 for the quarter from $17.06 for the second quarter of fiscal 1996.

Revenue also includes recently-launched Interactive Services, reflecting growth in the number of subscribers to 218,000 for SPRYNET and 102,000 for WOW! at October 31, 1996.

Network Services Revenues, Network Services revenues increased 33.5% to $63.6 million from $47.6 million in 1996, while the number of customers increased 22.9% to 1061. The increase in revenue was due to the increase in the number of network customers and higher usage by existing customers.

Other Revenues. Other revenues decreased 14.8% to $6.6 million from $7.8 million. The decrease is due primarily to decreased utilization by the Company's commercial timeshare customers.

Costs of Revenues. Costs of revenues consist primarily of data communication costs, royalties paid to information and service providers, salaries and other costs associated with providing customer support and operating the data centers and related property and other direct costs. Costs of revenues increased as a percent of total revenues to 68.2% from 48.3% in 1996. The 19.9 percentage point increase is due primarily to costs associated with increased network hours (6.8 percentage points), the affect of the prior year pricing change (6.3 percentage points), increased outsourced customer service costs (5.5 percentage points), and additional customer service and network operations staff to meet significant world-wide customer growth during the past year (2.3 percentage points).

Marketing. Marketing expenses include costs incurred to acquire and retain subscribers, other marketing expenses and the Network Services sales organization. Effective May 1, 1995, acquisition costs for online subscribers were deferred and charged to operations over 24 months beginning the month after such costs were incurred, with 60% amortized in the first twelve months. Effective February 1, 1996, the Company further changed the method for accounting for these costs, which did not have a material impact on these expenses. Effective in the second quarter of fiscal 1997, deferred acquisition costs for online subscribers were charged to operations over 24 months, with 50% amortized in the first three months, 30% in the next 9 months and 20% in the subsequent year, as discussed above.

Marketing expenses as a percent of total revenues increased in fiscal 1997 to 51.8% (26.5% before deferral and nonrecurring adjustment for the acceleration of amortization of subscriber acquisition costs) compared to last year's 19.7% (27.9% before deferral of subscriber acquisition costs). The increase in marketing expenses is primarily attributable to an acceleration in the amortization rate of such CSi costs and the write-off of previously deferred subscriber acquisition costs related to the SPRYNET and WOW! services; this increased marketing expenses by $45.3 million (21.2% of total revenues). The remaining increase in marketing expenses is due primarily to the amortization of previously deferred subscriber acquisition costs.

General and Administrative. As a percent of total revenues, general and administrative expenses decreased to 5.3% in 1997 from 6.2% in 1996 reflecting the Company's cost containment measures.

Depreciation and Amortization. Depreciation and amortization as a percent of total revenues increased to 13.0% in 1997 from 9.2% in 1996. The increase was due primarily to the increased capital expenditures to double network capacity to support the Company's rapid growth during the past year.

Product Development. Product development costs decreased slightly over last year to 2.2% of revenues for 1997 from 4.0% in 1996. The decrease is due primarily to the capitalization of qualified research and development costs and timing of product development projects.

Nonrecurring items. In the second quarter of fiscal 1997, the Company incurred a nonrecurring pretax charge of $7.9 million ($4.9 million after tax) relating to the withdrawal of the family-oriented WOW! online service. Of the total charge, $5.6 million requires the outlay of cash; the remaining $2.3 million involves no commitment of funds. The revenues of the withdrawn service are not material to the consolidated revenues of the Company.

Income Taxes. The effective tax rate decreased to 37.0% for the second quarter of fiscal 1997 from 41.2% for fiscal 1996 as a result of nonrecurring items that are not fully deductible for tax purposes.


Six Months Ended October 31, 1996 Compared to Six Months Ended October 31,
1995.

Interactive Services Revenues. Interactive Services revenues increased 6.9% to $285.5 million from $267.1 million reported for the six months year-to-date of fiscal 1996. The increase in revenues was primarily the result of an increase in the Company's subscriber base.

The average monthly CSi total revenue per subscriber (including fees, usage, product sales, online advertising, mall, magazine and CD-ROM revenues) decreased to $14.76 for the six month period ended October 31, 1996 from $18.28 for fiscal 1996 due primarily to a new pricing structure implemented in September 1995, the full effect of which was not yet recognized in the prior
year.   The average monthly CSi revenue, from fees and usage only, decreased to
$14.47 for the current six month period from $17.79 for the six months ended October 31, 1995.

Network Services Revenues, Network Services revenues increased 32.5% to $122.9 million from $92.7 million in 1996. The increase in revenue was due to the increase in the number of network customers and higher usage by existing customers.

Other Revenues. Other revenues decreased 3.3% to $14.6 million from $15.1 million for fiscal 1996. The decrease is due primarily to decreased utilization by the Company's commercial timeshare customers.

Costs of Revenues. Costs of revenues consist primarily of data communication costs, royalties paid to information and service providers, salaries and other costs associated with providing customer support and operating the data centers and property and other direct costs. Costs of revenues increased as a percent of total revenues to 67.6% from 46.2% in 1996. The 21.4 percentage point increase is due primarily to the affect of the prior year pricing change (8.7 percentage points), costs associated with increased network hours (6.4
percentage points),   increased outsourced customer service costs (5.5
percentage points), and additional customer service and network operations staff to meet significant world-wide customer growth during the past year (1.4 percentage points).

Marketing. Marketing expenses as a percent of total revenues increased in fiscal 1997 to 40.2% (29.2% before deferral of subscriber acquisition costs) compared to last year's 17.2% (24.2% before deferral and nonrecurring adjustment for acceleration of the amortization of subscriber acquisition costs). The increase in marketing expenses is primarily attributable to an acceleration in the amortization rate of such CSi costs and the write-off of previously deferred subscriber acquisition costs related to the SPRYNET and WOW! services; this increased marketing expenses by $45.3 million (10.7% of total revenues). The remaining increase in marketing expenses is due primarily to the amortization of previously deferred subscriber acquisition costs.

General and Administrative. As a percent of total revenues, general and administrative expenses decreased to 4.9% in 1997 from 5.7% in 1996 reflecting the Company's cost containment measures and favorable outcome of certain sales tax audits.

Depreciation and Amortization. Depreciation and amortization as a percent of total revenues increased to 12.9% in 1997 from 8.5% in 1996. The increase was due primarily to the increased capital expenditures to double network capacity to support the Company's rapid growth during the past year.

Product Development. Product development costs decreased slightly over last year to 2.8% of revenues for 1997 from 3.9% in 1996. The decrease is primarily due to the capitalization of qualified research and development costs and the timing of product development projects.

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

In the second quarter of fiscal 1997, the Company incurred a nonrecurring pretax charge of $7.9 million ($4.9 million after tax) relating to the withdrawal of the family-oriented WOW! online service. Of the total charge, $5.6 million requires the outlay of cash; the remaining $2.3 million involves no commitment of funds.

The revenues of the corporate computer software group of SPRY and the withdrawn WOW! service are not material to the consolidated revenues of the Company.

Income Taxes. The effective tax rate decreased to 37.5% for the six months of fiscal 1997 from 41.2% for fiscal 1996 as a result of nonrecurring items that are not fully deductible for tax purposes. The effective tax rate exclusive of nonrecurring items for 1997 decreased to 38.6% from 41.2% in 1996 due to goodwill and other non-deductible expenses.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

     In June 1996, a purported shareholder class action complaint was filed against the Company and Block in the Court of Common Pleas, Franklin
     County, Ohio, entitled Greenfield v. CompuServe Corporation, et al.   A
     second purported shareholder class action suit was filed in July 1996 against the Company and Block, in federal district court for the Southern
     District of Ohio, entitled Romine v. CompuServe Corporation et al.   A
     third purported shareholder class action suit was filed against the Company, Block, and the lead underwriters in the Company's April 1996 initial public offering ("IPO"), in federal district court for the District of Minnesota, entitled Acker v. CompuServe Corporation, et al, but the plaintiffs have since voluntarily dismissed this suit and plan to
     join the plaintiffs in the Romine suit.   These complaints also named
     certain officers and directors of the Company at the time of the Company's IPO as additional defendants. Each suit alleges similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with the Company's public filings related to the IPO. The Greenfield suit also alleges similar violations of the Ohio Securities Code and common law of negligent misrepresentation. Relief sought is unspecified but includes pleas for rescission and damages. In August 1996, an action for discovery was filed solely against the Company on behalf of a shareholder in the Court of Common Pleas, Franklin County, Ohio, entitled Schnipper v. CompuServe Corporation, seeking factual support for a possible fourth claim relating to disclosures in connection with the IPO. The Company intends to vigorously defend these suits.



Item 6.  Exhibits and Reports on Form 8-K

     (a)  (27)   Financial Data Schedule.

     (b)  None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              COMPUSERVE CORPORATION



Date  December 12, 1996          By:   /s/ Lawrence A. Gyenes
                                    Lawrence A. Gyenes
                                    Executive Vice President
                                    and Chief Financial Officer


Date  December 12, 1996          By:   /s/ Kenneth M. Marinik
                                    Kenneth M. Marinik
                                    Treasurer & Corporate Controller
                                    (Principal Accounting Officer)