Form 10-Q
period 1997-01-31
COMPUSERVE CORP
filed 1997-03-13
CIK 22896

18

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             _____________________

                                   FORM 10-Q


(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          for the quarterly period ended January 31, 1997

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

Yes  X    No  __

     As of March 13, 1996, the Registrant had outstanding 92,600,000 shares of common stock.






                               TABLE OF CONTENTS





                                                                 Page
                                                                ------
PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

     Consolidated Balance Sheets
          January 31, 1997 (Unaudited)
          and April 30, 1996 (Audited)........................     3

     Consolidated Statements of Operations
          Three Months Ended January 31,
          1997 and 1996 (Unaudited)...........................     4

          Nine Months Ended January 31, 1997
          and 1996 (Unaudited)................................     5

     Consolidated Statements of Cash Flows
          Nine Months Ended January 31, 1997
          and 1996 (Unaudited)................................     6

     Notes to Consolidated Financial Statements Unaudited)....     7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................     9



PART II - OTHER INFORMATION...................................    14


SIGNATURES....................................................    15


                         COMPUSERVE CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                         (AMOUNTS IN THOUSANDS)

                                                January 31,    April 30,
                                                    1997          1996
                                                -----------   -----------
                                                (Unaudited)    (Audited)
CURRENT ASSETS
  Cash and cash equivalents                       $115,711     $280,646
  Investments                                       60,384       29,345
  Receivables, net                                 102,128      119,186
  Due from parent                                   74,255       17,377
  Other current assets                              36,748       39,336
                                                -----------   -----------
     TOTAL CURRENT ASSETS                          389,226      485,890

INTANGIBLE ASSETS, net                              14,626       22,809

PROPERTY AND EQUIPMENT, net                        366,573      348,059

OTHER ASSETS
  Deferred subscriber acquisition costs, net        46,127       96,636
  Other assets                                      14,721       12,434
                                                -----------   -----------
     TOTAL OTHER ASSETS                             60,848      109,070
                                                -----------   -----------
     TOTAL ASSETS                                 $831,273     $965,828
                                                ===========   ===========
CURRENT LIABILITIES
  Accounts payable                                 $51,730      $89,236
  Other current liabilities                         54,783       41,016
  Accrued taxes                                      6,592        4,070
  Deferred revenues                                  5,827        4,077
                                                -----------   -----------
     TOTAL CURRENT LIABILITIES                     118,932      138,399

DEFERRED INCOME TAXES                               42,814       56,763

STOCKHOLDERS' EQUITY                               669,527      770,666
                                                -----------   -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $831,273      $965,828
                                                ===========   ===========


             SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         COMPUSERVE CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS
   (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                               3 Months Ended January 31,
                                               --------------------------
                                                  1997           1996
                                               -----------   ------------
REVENUES
  Interactive Services revenues                  $138,506     $141,482
  Network Services revenues                        65,239       51,198
  Other revenues                                    7,230       10,352
                                               -----------   ------------
         TOTAL REVENUES                           210,975      203,032

COSTS AND EXPENSES
  Costs of revenues                               135,829      105,410
  Marketing                                        47,310       46,373
  General and administrative                       12,402        7,774
  Depreciation and amortization                    29,363       19,228
  Equipment leasing                                 1,872         ---
  Product development                               8,211        7,000
                                               -----------   ------------
             TOTAL COSTS AND EXPENSES             234,987      185,785

OPERATING EARNINGS/(LOSS)                         (24,012)      17,247

NET INTEREST INCOME/(EXPENSE)                       2,345       (2,284)
                                               -----------   ------------
EARNINGS/(LOSS) BEFORE TAXES                      (21,667)      14,963

INCOME TAX EXPENSE/(BENEFIT)                       (7,434)       5,565
                                               -----------   ------------
NET EARNINGS/(LOSS)                              ($14,233)      $9,398
                                               ===========   ============
EARNINGS/(LOSS) PER COMMON SHARE                   ($0.15)       $0.13
                                               ===========   ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      92,600,000    74,200,000
                                               ===========   ============


             SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          COMPUSERVE CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS
    (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                               9 Months Ended January 31,
                                               --------------------------
                                                   1997           1996
                                               ------------    -----------

REVENUES
  Interactive Services revenues                   $424,013      $408,599
  Network Services revenues                        188,124       143,911
  Other revenues                                    21,823        25,445
                                               ------------    -----------
         TOTAL REVENUES                            633,960       577,955

COSTS AND EXPENSES
  Costs of revenues                                421,710       278,675
  Marketing                                        217,264       110,966
  General and administrative                        33,176        29,152
  Depreciation and amortization                     84,080        51,085
  Equipment leasing                                  1,872         ---
  Product development                               20,003        21,490
     Nonrecurring items                             25,563         ---
                                               ------------    -----------
             TOTAL COSTS AND EXPENSES              803,668       491,368

OPERATING EARNINGS/(LOSS)                         (169,708)       86,587

NET INTEREST INCOME/(EXPENSE)                        7,856        (2,284)
                                               ------------    -----------
EARNINGS/(LOSS) BEFORE TAXES                      (161,852)       84,303

INCOME TAX EXPENSE/(BENEFIT)                       (59,969)       34,104
                                               ------------    -----------
NET EARNINGS/(LOSS)                              ($101,883)      $50,199
                                               ============    ===========
EARNINGS/(LOSS) PER COMMON SHARE                    ($1.10)        $0.68
                                               ============    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      92,600,000     74,200,000
                                               ============    ===========


              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                         COMPUSERVE CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                 9 Months Ended January 31,
                                                 -------------------------
                                                    1997          1996
                                                 ----------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Earnings/(Loss)                            ($101,883)     $50,199
  Depreciation and amortization                     84,080       51,085
  Deferred subscriber acquisition costs            (53,767)     (74,876)
  Amortization of deferred subscriber              104,276        9,267
  acquisition costs
  Provision for deferred taxes                     (11,151)      34,260
  Changes in net working capital                   (59,497)     (11,783)
                                                 ----------   -----------
     Net cash provided/(used) by                   (37,942)      58,152
        operating activities

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment              (96,764)    (155,867)
  Purchases of short-term investments             (137,074)
  Maturities of short-term investments             106,035
  Other, net                                           810      (17,651)
                                                 ----------   -----------
     Net cash used by investing activities        (126,993)    (173,518)

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from parent                                   0      118,056
                                                 ----------   -----------
     Net cash provided by financing activities           0      118,056
                                                 ----------   -----------
NET INCREASE/(DECREASE) IN CASH AND
     CASH EQUIVALENTS                             (164,935)       2,690

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                     280,646        4,913
                                                 ----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $115,711       $7,603
                                                 ==========   ===========


             SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            CompuServe Corporation
                  Notes to Consolidated Financial Statements
             (Unaudited, amounts in thousands, except share data)



1. The Consolidated Balance Sheet as of January 31, 1997, the Consolidated Statements of Operations for the three month periods ended January 31, 1997 and 1996, the Consolidated Statements of Operations for the nine month periods ended January 31, 1997 and 1996 and the Consolidated Statements of Cash Flows for the nine month periods ended January 31, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 1997 and for all periods presented have been made.

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

4. The Company files consolidated federal income tax returns with Block on a calendar year basis. The Consolidated Statements of Operations reflect the effective tax rates expected to be applicable for the respective full fiscal years, including the effect of non-deductible items related to the items in Note 3.

5. In October 1996, the Company changed its rate of amortization of deferred subscriber acquisition costs to more closely correlate with the recent trends in subscriber retention rates and member net revenues. The new rate of amortization is 50% in the first 3 months, 30% in the next 9 months, and 20% in the subsequent year, compared to the previous policy of 60% in the first 12 months and 40% in the subsequent year. In conjunction with this change in amortization rates, the Company accelerated amortization of previously deferred CSi subscriber acquisition costs with a writedown totaling $34.5 million as of October 31, 1996. Additionally, all previously deferred subscriber acquisition costs totaling $8.3 million for WOW! and $2.5 million for SPRYNET were also written off, reflecting the high costs to service these high usage, flat-priced services. WOW! was withdrawn from service effective January 31, 1997; subsequent to October 31, 1996, all subscriber acquisition costs for SPRYNET are expensed as incurred. The total $45.3 million adjustment of deferred subscriber acquisition costs ($28.6 million after taxes) for the quarter ended October 31, 1996 is included in marketing expenses.

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

At January 31, 1997, the Company had cash, cash equivalents and investments totaling $176.1 million, a decrease of $133.9 million from April 30, 1996. Net cash used by operating activities during the nine month period totaled $37.9 million and net cash used by investing activities totaled $127.0 million (including $31.0 million of net purchases of short-term investments and $96.8 million of purchases of property and equipment).

Investments consist principally of commercial paper, corporate bonds and U.S. government agency obligations that have maturities of three to twelve months at date of purchase. At January 31, 1997, the investment portfolio had an average 81 days term to maturity.

Working capital decreased to $270.3 million at January 31, 1997 from $347.5 million at April 30, 1996, due primarily to the purchase of $96.8 million of property and equipment. The working capital ratio at January 31, 1997 was 3.27 to 1, compared to 3.51 to 1 at April 30, 1996.

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

A portion of the Company's operations are conducted in leased facilities. Also, during the second quarter of fiscal 1997, the Company initiated an equipment leasing program. Through January 31, 1997, equipment with an equivalent cash purchase price of $26.8 million was leased.

The Company believes that its cash, cash equivalents and investments, including remaining net proceeds from the IPO in April 1996, cash from operating activities and currently available credit facility will be sufficient to meet the Company's presently anticipated funding requirements for at least another twelve months. However, there can be no assurance that the Company's funding requirements will not increase significantly as a result of unforeseen circumstances or that the Company's cash used by operating activities will not increase. If the Company is required to seek third-party sources of financing to meet its short-term or long-term funding needs, there can be no assurance, in light of the Company's recent losses, that the Company would be able to obtain public or private third-party sources of financing or, if obtained, that favorable terms for such financing would be obtained. In addition, given the trading history of the Company's common stock since the IPO and recent uncertainty in the markets regarding the online industry, there can be no assurance that the Company would be able to raise additional cash through public or private offerings of its common stock.

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

At January 31, 1997, the Company is owed $74.3 million by Parent, due primarily for income tax benefits resulting from the Company's pretax losses for the thirteen months ended January 31, 1997. The Company is part of the calendar year consolidated U.S. tax filings of the Parent.

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

On November 21, 1996, the Company announced a shift in its marketing emphasis to build on its leadership in the small-business professional and technical market sectors, and focus on profitable segments in the consumer markets. As part of this shift, the Company withdrew its family-oriented WOW! online service effective January 31, 1997, resulting in a one-time pretax charge in the second quarter of fiscal 1997 of $7.9 million ($4.9 million after tax).

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

For the quarter ended January 31, 1997, the Company had retained, on average, 54% of new CSi subscribers after 3 months, 43% after 6 months, 37% after 9 months and 31% after 12 months on the service. In the immediately preceding quarter, the Company had retained, on average, 55% of new CSi subscribers after 3 months, 44% after 6 months, 36% after 9 months and 36% after 12 months of
service.   Since April 30, 1996, the Company has seen a small but steady decline in CSi membership.

Based on the availability of this new data in the second quarter of this fiscal year, the rate of amortization was accelerated to more closely correlate with the trends in subscriber retention rates and lower per member net revenues. Accordingly, the Company accelerated amortization of previously deferred CSi subscriber acquisition costs with a writedown totaling $34.5 million pretax as of October 31, 1996. CSi deferred subscriber acquisition costs are now amortized at 50% in the first 3 months, 30% in the next 9 months, and 20% in the subsequent year, compared to the previous policy of 60% in the first 12 months and 40% in the subsequent year. All previously deferred subscriber acquisition costs totaling $8.3 million for WOW! and $2.5 million for SPRYNET were also written off, reflecting the high costs to service these high usage, flat-priced services. The total $45.3 million adjustment of deferred subscriber acquisition costs ($28.6 million after taxes) is included in marketing expenses for the quarter ended October 31, 1996.

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


Three Months Ended January 31, 1997 Compared to Three Months Ended January 31, 1996.

Interactive Services Revenues. Interactive Services revenues decreased 2.1% to $138.5 million from $141.5 million reported in the third quarter of fiscal 1996. The decrease in revenues was primarily the result of a relatively flat membership base coupled with a decline in usage. At January 31, 1997 the Company had 3.2 million direct subscribers worldwide, and a total of 5.3 million subscribers including NiftyServe subscribers, a distinct online service owned and managed by the Company's Japanese licensee.

The average number of CSi subscribers during the three month period ended January 31, 1997, exclusive of Nifty Serve subscribers, was 2.9 million; consistent with that of the prior year. The average monthly CSi total revenue per subscriber (including fees, usage, product sales, online advertising, mall, magazine and CD-ROM revenues) decreased to $15.22 for the quarter from $16.88 for the third quarter of fiscal 1996 due primarily to decreased usage by the
membership base.   The average monthly CSi revenue, from fees and usage only, decreased to $15.04 for the quarter from $16.11 for the third quarter of fiscal 1996.

Interactive Services Revenue also includes the fees associated with SPRYNET, the Company's Internet access provider launched in the second half of the prior fiscal year. Subscribers for SPRYNET grew to 270,000 at January 31, 1997, up from 132,000 at April 30, 1996 and 218,000 at the immediately preceding quarter end.

Network Services Revenues, Network Services revenues increased 27.4% to $65.2 million from $51.2 million in 1996, while the number of customers increased 24% to 1,151. The increase in revenue was due to the increase in the number of network customers and higher usage by existing customers.

Other Revenues. Other revenues decreased 30.2% to $7.2 million from $10.4 million. The decrease is due primarily to decreased utilization in the current year by the Company's commercial timeshare customers combined with a one-time $2.4 million gain on the sale of a minority-interest investment in December 1995, offset by an increase of $1.0 million in corporate remote computing services and fees from H&R Block Tax Services, Inc. for electronic tax filing support.

Costs of Revenues. Costs of revenues consist primarily of data communication costs, royalties paid to information and service providers, salaries and other costs associated with providing customer support and operating the data centers and related property and other direct costs. Costs of revenues increased as a percent of total revenues to 64.4% from 51.9% in 1996. The 12.5 percentage point increase is due primarily to increased network hours and associated costs (6.0 percentage points), effect of lower revenue per member during the third quarter of fiscal 1997 (4.0 percentage points), the write-off of obsolete equipment (1.8 percentage points), and increased outsourced customer service costs (1.1 percentage points).

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

Marketing expenses as a percent of total revenues decreased slightly in fiscal 1997 to 22.4% (20.5% before deferral and nonrecurring adjustment for the acceleration of amortization of subscriber acquisition costs) compared to last year's 22.8% (42.3% before deferral of subscriber acquisition costs). The decrease in marketing expenses is attributable to a decline in the level of advertising in anticipation of the Company's new strategic initiative offset by the amortization of previously deferred advertising costs.

General and Administrative. As a percent of total revenues, general and administrative expenses increased to 5.9% in 1997 from 3.8% in 1996. The increase of 2.1 percentage points is primarily due to the reversal of legal accruals in the prior year upon the favorable outcome of certain lawsuits.

Depreciation and Amortization. Depreciation and amortization as a percent of total revenues increased to 13.9% in 1997 from 9.5% in 1996. The increase was due primarily to the increased capital expenditures to double network capacity to support the Company's rapid growth during the past year.

Equipment Leasing. During the second quarter of fiscal year 1997, the Company initiated an equipment leasing program. As of January 31, 1997, the Company had leased equipment with an equivalent cash purchase price of $26.8 million.

Product Development. Product development costs increased slightly over last year to 3.9% of revenues for 1997 from 3.4% in 1996. The increase is due primarily to the cost to modify existing software in the current period versus the creation of new software in the prior period. The cost of new software is capitalized and subsequently amortized over the estimated economic life of the product.

Income Taxes. The effective tax rate decreased to 34.3% for the third quarter of fiscal 1997 from 37.2% for fiscal 1996 primarily as a result of certain expenses that are not fully deductible for tax purposes.


Nine Months Ended January 31, 1997 Compared to Nine Months Ended January 31,
1996.

Interactive Services Revenues. Interactive Services revenues increased 3.8% to $424.0 million from $408.6 million reported for the nine months of fiscal 1996. The increase in revenues was primarily the result of an increase in the Company's subscriber base. The average number of CSi subscribers, exclusive of NiftyServe subscribers, during the nine month period ended January 31, 1997 was
3.0 million, compared with 2.6 million for the similar period of fiscal year
1996.

The average monthly CSi total revenue per subscriber (including fees, usage, product sales, online advertising, mall, magazine and CD-ROM revenues) decreased to $14.92 for the nine month period ended January 31, 1997 from $17.76 for fiscal 1996 due primarily to a new pricing structure implemented in September 1995, the full effect of which was not yet recognized in the prior
year.   The average monthly CSi revenue, from fees and usage only, decreased to
$14.67 for the current nine month period from $17.16 for the nine months ended January 31, 1996.

Network Services Revenues. Network Services revenues increased 30.7% to $188.1 million from $143.9 million in 1996. The increase in revenue was due to the increase in the number of network customers and higher usage by existing customers.

Other Revenues. Other revenues decreased 14.2% to $21.8 million from $25.4 million for fiscal 1996. The decrease is due primarily to decreased utilization by the Company's commercial timeshare customers combined with a one-time $2.4 million gain on the sale of a minority-interest investment in December 1995, offset by an increase in corporate remote computing services and fees from H&R Block Tax Services, Inc. for electronic tax filing support.

Costs of Revenues. Costs of revenues consist primarily of data communication costs, royalties paid to information and service providers, salaries and other costs associated with providing customer support and operating the data centers and property and other direct costs. Costs of revenues increased as a percent of total revenues to 66.5% from 48.2% in 1996. The 18.3 percentage point increase is due primarily to the affect of the prior year pricing change (7.0 percentage points), increased network hours and associated costs (6.3 percentage points), and increased outsourced customer service costs (4.1 percentage points).

Marketing. Marketing expenses as a percent of total revenues increased in fiscal 1997 to 34.3% (26.3% before deferral of subscriber acquisition costs) compared to last year's 19.2% (30.6% before deferral and nonrecurring adjustment for acceleration of the amortization of subscriber acquisition costs). The increase in marketing expenses is primarily attributable to the amortization of previously deferred subscriber acquisition costs coupled with the acceleration in the amortization rate of such CSi costs and the write-off of previously deferred subscriber acquisition costs related to the SPRYNET and WOW! services which occurred in the second quarter of 1997. The acceleration of amortization and write-off increased marketing expenses by $45.3 million (7.2% of total revenues).

General and Administrative. As a percent of total revenues, general and administrative expenses increased slightly to 5.2% in 1997 from 5.0% in 1996 due primarily to the reversal of legal accruals in the prior year upon the favorable outcome of certain lawsuits offset by the Company's cost containment measures and favorable outcome of certain sales tax audits.

Depreciation and Amortization. Depreciation and amortization as a percent of total revenues increased to 13.3% in 1997 from 8.8% in 1996. The increase was due primarily to the increased capital expenditures to double network capacity to support the Company's rapid growth during the past year.

Equipment Leasing.   During the second quarter of fiscal year 1997, the Company initiated an equipment leasing program. As of January 31, 1997, the Company had leased equipment with an equivalent cash purchase price of $26.8 million.

Product Development. Product development costs decreased slightly over last year to 3.2% of revenues for 1997 from 3.7% in 1996. The decrease is primarily due to the capitalization of qualified research and development costs and the timing of product development projects.

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

Income Taxes. The effective tax rate decreased to 37.1% for the nine months of fiscal 1997 from 40.5% for fiscal 1996 as a result of certain expenses that are not fully deductible for tax purposes.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

     In June 1996, a purported shareholder class action complaint was filed against the Company and Block in the Court of Common Pleas, Franklin
     County, Ohio, entitled Greenfield v. CompuServe Corporation, et al.   A
     second purported shareholder class action suit was filed in July 1996 against the Company and Block, in federal district court for the Southern
     District of Ohio, entitled Romine v. CompuServe Corporation et al.   A
     third purported shareholder class action suit was filed against the Company, Block, and the lead underwriters in the Company's April 1996 IPO, in federal district court for the District of Minnesota, entitled Acker v. CompuServe Corporation, et al, but the plaintiffs have since voluntarily dismissed this suit and plan to join the plaintiffs in the Romine suit. These complaints also named certain officers and directors of the Company at the time of the Company's IPO as additional defendants. Each suit alleges similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with the Company's public filings related to the IPO. The Greenfield suit also alleges similar violations of the Ohio Securities Code and common law of negligent misrepresentation. Relief sought is unspecified but includes pleas for rescission and damages. In August 1996, an action for discovery was filed solely against the Company on behalf of a shareholder in the Court of Common Pleas, Franklin County, Ohio, entitled Schnipper v. CompuServe Corporation, seeking factual support for a possible fourth claim relating to disclosures in connection with the IPO. The Company intends to vigorously defend these suits.


Item 5.  Other Information

     In February 1997, Robert J Massey resigned as the Company's President and Chief Executive Officer (CEO). The Company has initiated a search for a replacement for Mr. Massey. During the intervening period, Frank L. Salizzoni, the Company's chairman, will assume the responsibilities as acting CEO. Mr. Salizzoni also serves as President and Chief Executive Officer of Block.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  (27)   Financial Data Schedule.

     (b)  None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              COMPUSERVE CORPORATION



Date  March 13, 1997             By:/s/ Lawrence A. Gyenes
                                    Lawrence A. Gyenes
                                    Executive Vice President
                                    and Chief Financial Officer