Form 10-K
period 1997-04-30
COMPUSERVE CORP
filed 1997-07-29
CIK 22896

101


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                           _________________________

                                   FORM 10-K


[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
              for the fiscal year ended April 30, 1997

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.     Yes  X      No

      Indicate  by  check mark if disclosure of delinquent filers  pursuant  to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      Yes   X      No

      The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on July 21, 1997 as reported on the NASDAQ Stock Market, was approximately $211.1 million. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of July 21, 1997, the Registrant had outstanding 92,600,000 shares of common stock.


                                    PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

Overview

      CompuServe Corporation ("Company") was incorporated in Delaware on February 16, 1996 and holds all of the outstanding capital stock of CompuServe Incorporated. CompuServe Incorporated was founded in 1969 as a computer timesharing service and introduced its first online service in 1979. CompuServe Incorporated holds all of the outstanding capital stock of SPRY, Inc. ("SPRY"). Until April 1996, CompuServe Corporation was a wholly-owned subsidiary of H&R Block Group, Inc. ("Parent"). Parent is a wholly-owned subsidiary of H&R Block, Inc. ("Block"). CompuServe Corporation and its consolidated subsidiaries are collectively referred to as the "Company" or "CompuServe."

     In April 1996, CompuServe Corporation completed an initial public offering of 18,400,000 shares of its common stock. CompuServe Corporation's shares are quoted on the Nasdaq stock market under the symbol "CSRV."

     On July 16, 1996, Block announced that its Board of Directors had approved plans to spin-off (the "Spin-off") Block's remaining 80.1% interest in CompuServe. The Spin-off was subject to, among other things, shareholder approval at Block's annual meeting expected to take place in September 1996 and a favorable ruling from the Internal Revenue Service as to the tax-free nature of the transaction.

      On August 28, 1996, Block announced that its Board of Directors decided not to present the proposed Spin-off to shareholders at the Block September 11, 1996 annual meeting. The decision not to present the Spin-off for a shareholder vote on September 11 was based, in part, on the Company's reported first quarter and projected second quarter losses, market uncertainties regarding the online industry and the planned September 1996 introduction of new interfaces for the CompuServe Interactive Service ("CSi").

     On April 3, 1997, it was announced that the Company and Block were engaged in external discussions regarding possible business combinations involving CompuServe. There are no assurances that such discussions will result in any agreement or transaction.

      CompuServe operates primarily through two divisions: Interactive Services and Network Services. Interactive Services offers worldwide online and Internet access services for consumers, while Network Services provide worldwide network access, management and applications, and Internet services to businesses.

      For convenience, a glossary of certain technical terms used in this document has been set forth at the end of this section.

Interactive Services

     CompuServe Interactive Service

      CompuServe Interactive Service ("CSi") is one of the two largest consumer online services in the world. As of April 30, 1997, the number of CSi subscribers, exclusive of the subscribers of NIFTY SERVE, CompuServe's Japanese licensee, was approximately 2.8 million, a decrease of about 12% since April 30, 1996. CSi targets the more experienced PC user in both the home and office who values breadth and depth of professional and business-oriented content. CSi provides over 2,000 content areas such as finance, current events and online reference; over one thousand managed forums where subscribers with similar interests can meet to exchange information, hold online discussions and download files and programs; e-mail; integrated Internet access; and electronic commercial services. CSi has been building its extensive content and associated relationships for over fifteen years. Management believes CSi offers the broadest and most comprehensive content in the consumer online industry, resulting in a service which would be difficult for competitors to replicate.

      CompuServe, its licensee and its distributors provide local access to CSi in approximately 100 cities outside of the United States, from offices in 21 countries around the world. They offer multilingual interfaces, feature local content and provide customer service.

      CompuServe and its licensee had approximately 3.6 million subscribers outside of the United States as of April 30, 1997, 1.2 million of which were supported directly by CSi and the remainder of which were NIFTY SERVE subscribers. CompuServe has licensed its core technology and network model relating to its online service to NIFTY, a joint venture of Fujitsu Limited and Nissho Iwai. NIFTY is licensed to operate its own online service, NIFTY SERVE, in Japan based on CompuServe technology. In addition, NIFTY has the exclusive right to distribute CSi in Japan. NIFTY has also been authorized by CompuServe to license a subdistributor in Taiwan and another in South Korea to distribute CSi in those countries. NIFTY has a right of first refusal to distribute CSi in 14 additional Asian countries should CompuServe decide to license a third-party distributor in those countries.

      NIFTY's license with respect to CompuServe technology is perpetual. NIFTY's license to act as a distributor of CSi is for an unlimited number of five-year renewable terms, and is next up for renewal in calendar 2001. NIFTY has the right to terminate its license to distribute CSi at any time, upon one year's advance notice. CompuServe does not believe that the termination of this relationship would have a material adverse effect on its financial condition or results of operations.

     NIFTY pays CompuServe a royalty fee on the gross monthly usage revenues of the NIFTY SERVE online service. During each of the last three years, such royalties accounted for less than 1% of CompuServe's total Interactive Services revenues. CompuServe pays NIFTY a royalty for the CSi business that it generates and the associated support services that it provides to CSi subscribers.

      In addition, CompuServe has arrangements with various distributors in Australia, New Zealand, Hong Kong, Mexico, Argentina, Chile, Venezuela, Israel and South Africa, whose main function is to generate customers for CSi.
CompuServe pays royalties to these distributors for the business that they generate and the associated support service that they provide to CSi subscribers in countries in which they operate.

     WOW!

      In March 1996, CompuServe launched WOW!, a consumer online service targeted to the mass consumer home market. WOW! complemented the existing CSi service by targeting the less experienced computer user who, management believed, were not adequately served by existing online services. The WOW! service employed a unique, intuitive navigation structure designed to mirror the manner in which non-computer trained individuals perceive the world. The underlying technology was transparent to the user. CompuServe applied for a patent on the WOW! navigation structure.

      On November 21, 1996, the Company announced a "Back-to-Basics" strategy aimed at building on its leadership in the business, professional and technical market sectors while focusing on profitable segments in the consumer market. As part of this change in market strategy, the WOW! service was withdrawn effective January 31, 1997.

     SPRYNET

      SPRY, CompuServe's Internet subsidiary, provides Internet-access-only services through SPRYNET to those more technically sophisticated users who choose to access the Internet directly without availing themselves of services offered through CSi. As of April 30, 1997, SPRYNET had approximately 280,000 subscribers. SPRYNET offers subscribers a choice of unlimited access to the Internet for a competitive fixed monthly fee, or a fixed amount of access for a lower monthly fee with a competitive hourly rate thereafter.

Network Services

     CompuServe Network Services ("CNS") provides virtual private networking, Internet, Intranet, Extranet services plus groupware application and web hosting services to corporate clients around the world. In addition to providing network connectivity and Internet access for CompuServe's CSi and SPRYNET services, CNS offers dial and dedicated connectivity solutions that allow corporate customers' dispersed users to gain secure, seamless access to IP-based applications as well as proprietary systems. Customer applications supported by CNS include Vital Processing Services LLC (Visa International Inc.'s point-of-sale network) for credit card authorization, Federal Express Corp.'s package tracking system, Experian Inc.'s (formerly TRW's credit data unit) credit data transmission to 200,000 corporate clients, and Charles Schwab's Street Smart product. At the end of fiscal year 1997 CNS had a client base of 1,200 corporate customers.

Strategy

      CompuServe's goal is to lead in the development and implementation of personal and commercial applications with computer-based interactive technology. CompuServe intends to grow its subscriber base for online and Internet services, expand its market position in the corporate networking sector and continue to seek opportunities to increase the value of the new medium of computer-based interactive technology to individuals and businesses.

      CompuServe intends to accomplish these strategic goals through the following initiatives:

          Refocus the flagship CSi service. In the U.S. consumer market, CompuServe will continue to provide a distinctive experience in the CSi online and Internet service, with focused retention and growth efforts in the business, professional, and technical user markets.

          Targeted Service Offerings. CompuServe offers differentiated online and Internet services to appeal to subscribers' varied interests and comfort levels with computer technology. Via its wholly-owned subsidiary, SPRY, CompuServe offers Internet-access-only for the technically sophisticated PC user who desires only direct access to the Internet. Additionally, the CSi service is offered for the experienced computer user who, in addition to direct access to the Internet, wants the benefits of CSi proprietary services. All services are further customized through content and pricing to better match the preferences of distinct subscriber segments. CompuServe will continue to review this mix, however, as the Internet-access-only service industry continues to evolve.

          Accelerated International Expansion. CompuServe is focusing its international efforts on Western Europe where it has a leading market position and existing infrastructure and where it believes the potential exists for further growth. Efforts abroad will include expanding local content offerings and continuing to examine new opportunities for synergistic marketing and distribution efforts. CompuServe is also continuing to upgrade its network by installing POPs in various European cities, including ISDN connections in some of these cities. Outside of
     Europe, CompuServe is focusing on specific countries or regions where it believes there is potential for significant and profitable growth in the subscriber base.

          Migration to Open Standards CompuServe is migrating from its legacy, proprietary back-end technical platform for building, maintaining and delivering content and online services to a new platform based on Internet-compliant open standards. Among other things, this will ease product maintenance as well as help speed time-to-market for new products, and it will broaden the methods by which both present and future customers can access CompuServe's information services.

          Enhancing CNS' Existing Value-Added Network Services. CNS is continuing its focus on providing value-added data communication services that differentiate CNS from its competition. These services include the integration of best-of-breed technology into its network infrastructure and customer premise equipment such that CNS can extend its industry-recognized leadership position in the remote access and host access markets. CNS' best-of-breed technology partners include Cisco Systems,
     Microsoft, AT&T, US Robotics and Citrix.   CNS will continue to
     aggressively pursue technology partners who deliver products that can be seamlessly integrated into services that address critical corporate connectivity needs.

          Expand CNS Services Portfolio In High Growth Markets. In addition to enhancing its position in existing markets, CNS is expanding its services portfolio in new high growth markets. In areas like application hosting and premium Internet/Intranet access, CNS is focusing on non-commodity-based services that provide opportunities for increased operating margins. In these new high-growth markets, CNS is partnering with key technology providers like Cisco Systems, Microsoft, Lotus and Netscape.

          Enhancement of Network Infrastructure. In addition to continuing its support for established protocols such as X.25 and SDLC, CNS will proceed with on-going improvements to its IP ("Internet Protocol") based infrastructure. This includes expansion of native IP dial and dedicated POP's and the supporting nationwide ATM ("Asynchronous Transfer Mode") technology backbone, enhanced Internet peering relationships, movement to higher dial speeds such as 56kbps and ISDN, and implementation of new customer provisioning, security and billing systems. Management believes these network infrastructure enhancements will enable CNS to continue to offer high-quality value-added differentiated communication solutions. Management believes that CNS' ability to support both proprietary and open systems protocols is a competitive advantage, especially with corporate customers who need to integrate existing systems into Internet and Intranet environments.

          Business Synergies. CompuServe leverages its network and host server infrastructure across all of its businesses to reduce time to market and exploit cost advantages. For example, CompuServe's extensive existing network enabled it to more rapidly roll out its Internet-access-only service, SPRYNET. In addition, CompuServe's strong consumer and business presence allows CompuServe's sales force to cross-sell services and positions CompuServe to assume a leadership role in the commercialization of the Internet. Management believes that CompuServe's secure proprietary network for financial transactions and sensitive communications is a valuable complement to its growing emphasis on the Internet and open protocol systems.

The Market

     Interactive Services Market

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

     Key factors driving the demand for online and Internet services include:

          PC Penetration in the Home and Office. The network-connected, multimedia PC has become the platform of choice for meeting a wide range of information, entertainment, and communication needs. Currently, more than 44 million American households have personal computers and, as of December 31, 1996, this number was expected to grow to over 63 million households by the year 2000. Almost all new PCs are being acquired with high speed modems and CD-ROM drives and with online/Internet access software included. As PC penetration increases, not only does the universe of potential subscribers increase, but an increased subscriber base substantially enhances the utility of the service as a vehicle for communication.

          Ease of Use and Engaging Content. Graphical user interfaces combined with multimedia presentation have made PCs and applications running on them far easier to use. As the size of the online services market grows, more content is being produced for this market.

          Increased Awareness. Awareness of consumer online services has dramatically increased because of the combination of media publicity about the Internet and the significant amount of advertising being done by larger companies in the market promoting the concept of online interactivity. Additionally, there are now millions of subscribers to consumer online services worldwide who are likely to communicate the advantages of online services to non-users. Also, arrangements such as Microsoft Corp.'s agreement with CompuServe to place the CSi icon in the online services folder on the Windows 95 desktop greatly increases awareness of consumer online services as Windows 95 becomes increasingly prevalent on home PCs.

          The Internet. As of calendar 1996, usage of the Internet, especially the World Wide Web, was expected to grow at a compounded rate of 31% per year through the year 2000. By the year 2000, it is estimated that as many as 250 million people worldwide will have access to the Internet, through almost 96 million computers permanently attached to the Internet running on some 70,000 networks providing access. Management believes that value-added content aggregation, billing and support services represent a significant opportunity for qualified companies providing Internet access, such as CompuServe.

     Network Services Market

     Management believes that the demand for data communication services will continue to experience dramatic growth. The key market segments upon which CNS will focus to capture this demand include virtual private networking (Intranet and Extranet), premium Internet services, application hosting services, transaction processing services and broadband communication services.

     Key factors driving the need for CNS services include:

          Increasing complexity in data communications.   Given the rate at
     which data communications technology is changing, especially in the Internet/Intranet environment, it is becoming increasingly difficult for corporations to maintain their own data communications facilities, while at the same time such communications are becoming more strategic. Consequently, the need for outsourcing of data communications is becoming increasingly necessary for many corporations.

          Increasingly mobile workforce. As working from home and traveling employees become more prevalent among corporate workforces, the need for integrated remote access solutions will continue to grow.

          Increasing need to communicate outside the corporation. An increasing number of commercial customers are finding it critical to develop applications that interface with entities outside of the organization (i.e., Extranets), including business partners, customers and suppliers.

          Increasing desire to leverage the Internet as a strategic tool. As the desire to utilize the Internet as a corporate communication vehicle and distribution channel increases, so will the need for secure, cost-effective and managed Internet solutions.

     Rapidly Changing Markets and Technology

      The markets served by CompuServe are characterized by rapid technological change resulting in dynamic customer demands and frequent new product and service introductions. CompuServe's markets can change rapidly as a result of innovation in computer hardware, software and communication technology. CompuServe's future results will depend, in part, on its ability to make timely and cost-effective enhancements and additions to its technology and introduce new services that meet customer demands. Maintaining flexibility to respond to technological and market dynamics may require substantial expenditures.

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

     Interactive Services

      CompuServe offers an extensive range of communication, information, entertainment and commerce services to its subscribers.

      Communication. Interactive services and the Internet are revolutionizing communication by linking together individuals around the globe at modest cost through e-mail, electronic bulletin boards and online discussions. These communication applications are the single greatest use of the CSi service, an area which management believes has significant potential for expansion through creative deployment of technology. Through e-mail, CSi subscribers can send messages to other subscribers or to non-subscribers through a variety of means, including the Internet. Online chat enables subscribers to hold virtual discussions with individuals or groups or merely monitor discussions taking place. Managed forums provide a location for people of similar interests to share information, ranging from expression of opinion to downloading computer programs.

      Information. CompuServe makes available to the mass market a vast universe of information available on CSi and the Internet. Because of the medium's unique characteristics, online information is capable of being updated and expanded on a real-time basis. Management believes that CSi offers the broadest and deepest array of content in the consumer online industry, which is augmented by information available on the Internet; Internet-sourced information is also available through SPRYNET. CSi, as CompuServe's most comprehensive information service offering, provides subscribers local and worldwide news, sports and financial information, North American and international newspapers and periodicals and, via gateways to hundreds of other databases, extensive reference resources. Management believes CSi is the preferred source for computing information and support among online and Internet users. CompuServe provides extensive databases of computer oriented information and offers the largest number of support areas dealing with computer hardware and software of any online service.

      CompuServe views its role as a content aggregator to be one of its principal value-added functions. In this role, CompuServe not only identifies information of interest to its subscribers, but also develops software applications to facilitate manipulation of that information and communication applications that facilitate the exchange and understanding of information. CompuServe believes these tools dramatically increase the utility of the information to its customers. For example, CompuServe Executive News Service enables subscribers to establish a personalized electronic "clipping folder" to automatically identify and store information from news wires such as AP and
Reuters that will be of particular interest to the subscriber. In the financial area, CompuServe augments its financial market and economic news and analysis with portfolio tracking, interactive forums with financial experts, and electronic brokerage services.

      Entertainment. Interactive services and the Internet are a new form of media to provide entertainment to consumers. CSi's entertainment news services, such as Entertainment Drive, Hollywood Hotline and Soap Opera
summaries, are used extensively. Entertainment Drive offers CSi subscribers moderated chat sessions with celebrities and other content focused on the entertainment industry. Subscribers can also access movie reviews, restaurant ratings and a variety of interactive and multi-player games. In addition, CompuServe believes that moderated forums and online chat serve as entertainment outlets for many CSi subscribers.

      Commerce. CompuServe has been a leader in establishing electronic commerce through its CSi service. CSi subscribers have access to an electronic mall, which gives them access to approximately 80 merchants who offer or advertise products online. Businesses utilizing CSi's online merchandising opportunities include FTD, Shopper's Advantage, American Greetings, and The Sharper Image. CompuServe also offers subscribers a number of travel related services. For example, CSi subscribers may check availability and make travel plans and reservations online via several interactive travel services including Sabre Interactive, WorldSpan, and Travel, Inc.

     Network Services

     CNS provides managed business communication solutions to corporate customers. CNS integrates the best-of-breed Internet, Intranet and Virtual Private Networking technologies into services that shield its customers from the business and technology risks associated with managing complex global data communication environments. Providing highly reliable cost-effective managed data communication solutions is not a competency of most corporations; it is however, a CNS core competency.

     The CNS network, with more than 500 global points of presence, provides worldwide remote access, Intranet and Internet solutions to major corporations throughout the North America, Europe and the Pacific Rim. By integrating leading data communications technology into its network infrastructure, CNS provides managed end-to-end solutions that shield customers from the increasing complexity associated with global wide-area communications. For example, CNS' remote access solutions utilize CompuServe's network infrastructure in connection with technology from Microsoft, Cisco and Citrix to provide seamless multiprotocol host and LAN access. Customers use these remote access solutions for mission critical corporate applications. CNS also provides dedicated connectivity services, including Frame Relay, X.25 and high speed Internet links.

     CNS is a leading provider of value-added communication solutions for point of sale services such as credit card authorizations. Since 1984, CNS has been providing point of sale authorization to Vital Processing Services LLC (Visa International Inc.'s point-of-sale network), and in fiscal year 1997 processed over one billion point of sale transactions.

     CNS is also focusing it product development efforts on the application hosting market. By integrating leading client-server software platforms in its data centers, CNS provides state-of-the-art groupware application and Web hosting facilities. To provide these services, CNS works with industry leaders in client-server platforms such as Microsoft, Lotus and Netscape.

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

     Marketing and Promotion

      CompuServe promotes its online services through a variety of marketing efforts such as direct mail, publication inserts, national television advertising and print advertisements in general business and specialty periodicals. During fiscal 1997, in the U.S. CompuServe began to more narrowly tailor these marketing efforts in conjunction with the "Back-to-Basics" strategy, as management believes such action will enable CompuServe to better target appropriate and distinct market segments and help manage the cost of these programs. As part of CompuServe's efforts to expand its international subscriber base, marketing in European markets included substantial increases in distribution of trial software disks through direct mail, publication inserts and special event promotions, as well as increased general consumer advertising on television and in periodicals in support of CSi. Also, new CSi subscribers receive ten free hours of access in their first month. CompuServe believes that this industry-wide practice has been a significant factor in encouraging new signups.

      In common with other companies with which CompuServe competes, CompuServe expects subscriber turnover as subscribers cancel for various reasons. Some industry analysts believe that both existing and prospective online users will examine the World Wide Web and the Internet as an alternative to online service providers. Management of CompuServe believes this could be a cause of high online turnover, as well as a cause of slowing new subscriber growth. At April 30, 1997, CompuServe had retained approximately 54% of new CSi subscribers after 3 months, 42% after 6 months, 35% after 9 months and 31% after 12 months of service. There can be no assurance that CompuServe's subscriber retention rates will not decline below these levels. Since April 30, 1996, CompuServe has seen a decline in CSi membership.

      Microsoft Corp. ("Microsoft") has placed the CSi icon in the online services folder on the Windows 95 desktop, thus enhancing market awareness and accessibility of this key service. In addition, CompuServe has co-marketing agreements with most major personal computer hardware and peripheral device manufacturers. For example, CompuServe bundles its online access software with the hardware shipped by PC manufacturers, which gives the new PC owner an easy and immediate opportunity to sign up for CSi or SPRYNET.

     Customer Support

      To complement its marketing efforts, CompuServe has invested in customer service to improve customer retention. These efforts have reduced busy signals when customers call for assistance and enhanced response time to customer questions. CompuServe plans to continue to monitor its customer service function to optimize staffing in light of costs, benefits and the effects of improvements the Company is able to achieve in the quality of its online services and network and overall ease-of-use of its information service.

     Pricing

      CSi subscribers currently pay a membership fee of $9.95 per month entitling them to five hours of service with additional hours costing $2.95 per hour. CSi also offers a pricing package for more frequent users, charging
$24.95 per month for 20 hours of service with additional hours costing $1.95 per hour. Certain CSi services are subject to surcharges in both pricing packages. SPRYNET offers three pricing packages: $19.95 per month for unlimited usage, $4.95 per month for three hours of service with additional hours costing $1.95, and $9.95 per month for seven hours of service with additional hours costing $1.95 per hour. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Network Services

     CNS has sales offices in over thirty cities in North America and Europe, and employs over 400 sales associates. These sales associates, unlike many of CNS' competitors, are focused on selling data communication services exclusively. Management believes that this direct sales channel is one of the key strengths of CNS because of the sales associates' ability to build and maintain strong customer relationships and provide higher levels of response with direct presence in distributed markets. Management believes that these strong customer relationships are built on trust in CNS' ability to deliver highly reliable cost-effective data communication solutions. This trust leads to new applications in existing accounts and new customer relationships.

Delivery of Interactive Services

     Interfaces to CompuServe's Services

     A major factor affecting subscriber satisfaction with an online service is the appearance and utility of the user interface which controls how a subscriber can navigate the service. Subscribers navigate within a service by clicking on icons or words, or by entering text-based instructions via a keyboard.

      In November 1995, CompuServe introduced for CSi the CIM 2.0.1 interface with an integrated Internet World Wide Web browser and the ability to move between CSi and related Internet areas. CompuServe makes available at no additional charge to subscribers of CSi parental control software that assists parents in controlling their children's access to content. In October 1996, CompuServe introduced CompuServe 3.0 which has an easier to use graphical interface, integrated Internet access and upgradable modules. CompuServe 3.0 also features the Internet Explorer browser from Microsoft, which is closely integrated into CompuServe 3.0 for greatly enhanced ease of use.

      SPRYNET permits CompuServe's Internet-access-only customers to utilize CompuServe's Mosaic World Wide Web browser as well as any other browser the customer prefers, including the industry leaders, Microsoft's Internet Explorer and Netscape's Navigator.

      The  Company  supports open standards, and believes that  access  to  the
Company's proprietary online services will eventually be available through Internet browser software. Recently, the Company announced that its services would adopt Internet-based open standards. Ultimately, this will allow users who are subscribers to enter Internet fee-based services with standard browser software as well as proprietary services through CSi. The open standards approach also will allow developers to more easily create and provide content that can be offered by the Company. The Company and Microsoft jointly unveiled their alliance to deploy Microsoft's Commercial Internet System architecture. The Company is the first company to license this technology.

     Internet Access

      CompuServe provides Internet access services through CSi and SPRYNET, CompuServe's stand-alone Internet-access-only service for both the consumer and business markets. A CSi subscriber using the current version of the interface may fully utilize the Internet. In addition, during an online session, a CSi subscriber using the current software version has seamless access to both CSi's proprietary content and some of the more popular Internet-based features. CompuServe believes CSi provides subscribers a value-added approach to the Internet through its content direction, which makes finding useful material on the Internet easier.

Content Providers and Alliances

      CompuServe actively recruits new information providers to expand and enhance the appeal of its consumer online service offerings. CompuServe currently has content agreements with more than 200 providers. While each agreement may contain its own unique terms, these contracts generally provide for a one year duration, with automatic renewal, and usually provide for a range of fixed or variable fees, which depend upon subscriber usage of the content.

      CompuServe  believes  it is a leader in providing  high  quality  branded content. For example, CompuServe has an arrangement with Time Warner to provide the online versions of its Time and Sports Illustrated magazines in the consumer online market. Due to the increasing competition in the consumer online industry and the growth of the World Wide Web on the Internet, CompuServe has seen a decrease in the value and the cost of well-known branded content.

      Whenever possible, CompuServe seeks exclusive arrangements with its content providers. Many providers are free to make similar data available on an Internet site they might operate or sponsor. Other providers, and in particular the managers of forum areas on CSi, are contractually restricted from providing similar information in a manner competitive with CompuServe, often expressly including the Internet. Because CompuServe is a major Internet access provider, however, it can be beneficial to CompuServe even if a provider places similar content on the Internet since CompuServe often can arrange to be the Internet access provider of choice in such cases and is able to enter into other advantageous arrangements with these content providers, such as cross-marketing.

      CompuServe also has arrangements with AT&T by which AT&T's WorldNet subscribers can access CSi on a discounted basis, and an alliance with Time, Inc. by which CompuServe subscribers can access -- at no additional charge -- Time's new Power Pathfinder service. These are examples of how CompuServe plans to integrate the increasing popularity of the World Wide Web and the entire Internet with its proprietary online services to produce a synergistic, value-added experience for both existing and new users worldwide.

      CompuServe believes that its relationships with content providers, which have been developed over 16 years, are an important competitive advantage.

      As competition in the online services market continues to intensify and content providers consider the distribution of their content on the Internet directly rather than through online service providers, the Company will look to partner with such content providers on the Internet. Such partnering opportunities may include allowance for CompuServe subscribers to have free access to subscription-based Internet sites, and content/promotional programming which in response drives traffic from the Internet to CompuServe Internet based and proprietary products. While the Company does not believe that any single content provider is material to its operations, there can be no assurance that the loss of a number of content providers would not have a material adverse effect on the Company's business. Although the Company believes the online service providers offer advantages to content providers that the Internet does not, there can be no assurances that content providers will continue to distribute their content through online service providers. It is for this reason that it is critical for the Company to continue to find ways to partner with content providers on the Internet and generate mutually beneficial business arrangements.

Other Business

      In addition to Interactive Services and Network Services, CompuServe continues to provide certain computer hosting services to certain corporate customers. CompuServe's other businesses contribute a small percentage of its revenues and are expected to decline in importance in the future.

Network, Host Server Infrastructure and Properties

      CompuServe's customers connect to its network through their PCs -- the "client" computer. These connections are established through local access, or toll-free or long distance services where local access is unavailable. CompuServe has the capability to provide local access to over 90% of the U.S. population living in metropolitan areas of 25,000 people or more. CompuServe's network connects clients to computers that act as "servers" to store data to be accessed by clients. Servers comprise an array of computers owned by CompuServe, its corporate customers or entities connected to the Internet. Network connection is made through a variety of communications hardware, such as telephone lines, switches and routers, which serve to direct data and enable communication over a variety of computer operating systems. All other customers can access the network through toll-free numbers. On average, CompuServe's customers are able to connect to the network on their first attempt 98% of the time, with the lower success rate being during peak usage. Depending on the type of connection, customers may also experience a failure to successfully negotiate a connection an additional approximately two percent of the time. The network is deployed in over 500 POPs worldwide. The POPs are located throughout the world in leased office space. A number of these POPs are in H&R Block tax offices and are subject to arms-length leases, typically terminable upon 90 days notice by either party. CompuServe believes that any or all of these lease agreements could easily be replaced upon similar terms within the 90 days notice of termination required by the leases. The network consists of a backbone comprised of broadband lines leased from common carriers, approximately 8,500 digital switches (nodes) deployed by CompuServe, and over 85,000 dial-in ports connected to local exchange carriers all accessible at 33.6 kbps access speeds. Via point-to-point protocol conversion, CompuServe enables its users to access the Internet from any of its dial-in ports.

      On  average,  the measured throughput of CompuServe's network,  including
CSi, is 90% of modem speed. However, customers may experience decreased throughput depending on the time of day, the area of the network accessed and temporary hardware or software problems. CompuServe continually monitors network throughput and makes necessary hardware and software adjustments to maximize network throughput.

      CompuServe maintains three physically distinct and remote data centers in the Columbus, Ohio vicinity, each one supplied with two independent sources of commercial power as well as diesel generators to provide emergency back-up power. Telecommunications connectivity for each center is from a separate Ameritech central office and all three centers are connected by a fiber optic ring for redundancy. Three types of host server technologies are currently employed: Systems Concepts SC-30/SC-40 36 bit servers run under a proprietary operating system; DEC Vax servers run VMS; and Intel 32 bit machines run Windows NT. In total, CompuServe operates approximately 2,500 servers and maintains approximately one terrabyte of storage. CompuServe is in the process of migrating its servers to the Windows NT environment.

      CompuServe's executive offices are located in an office complex in suburban Columbus, Ohio owned by CompuServe. CompuServe also owns and occupies two other facilities in the Columbus area.

      Management of the software and hardware which comprise CompuServe's technology is a complex undertaking. CompuServe has generally released new software and deployed new computer and data communications hardware on a timely basis. When delays have been encountered, they have not been material to CompuServe's operations. Unlike its major OSP and ISP competitors, CompuServe had its own engineering and manufacturing capabilities that traditionally had permitted it to build or buy proprietary hardware for its network. The manufacturing capability was sold to a third party in fiscal year 1997. Although CompuServe believes that this expertise has in the past permitted it to more quickly implement a more reliable and cost-effective infrastructure, this has been challenged by CompuServe's new open standards initiative which recognizes that advances in architecture technology have been difficult to keep pace with while CompuServe is simultaneously competing in its core online services business. This has led CompuServe to adopt a buy-versus-build bias to its infrastructure, an approach that has been carried over to CompuServe's network and hardware, as well as to its operating system and protocol decisions.

      CompuServe is also implementing a new customer billing and information management system to upgrade or replace its current proprietary system which has become difficult to use and maintain.

Employees

      As of April 30, 1997, CompuServe had approximately 3,050 full-time employees. None of CompuServe's employees are covered by collective bargaining agreements. CompuServe believes that its relations with its employees are good.

Intellectual Property

      CompuServe holds a variety of trademark, copyright, patent and other intellectual property rights. For example, CompuServe has registered the name CompuServe with the United States Patent and Trademark Office. CompuServe has developed proprietary hardware solutions, such as telecommunications switches and modems, and software which CompuServe believes have given it a competitive advantage. CompuServe has filed several patent applications covering certain elements of its technology. All of CompuServe's software is under the protection of the copyright laws and other laws.

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

Government Regulation and Legal Uncertainties

      In the United States, CompuServe is not currently subject to direct regulation other than federal and state regulation applicable to businesses generally. However, changes in the regulatory environment relating to the telecommunications and media industry, including the areas of privacy and regulation of content deemed to be inappropriate for children, indecent or in other ways improper, could affect CompuServe's business. A portion of the recently adopted telecommunications reform legislation in the United States, the Communications Decency Act, would have generally made it illegal for persons to knowingly use an interactive computer service to send or display "indecent" communications to minors or to knowingly and intentionally permit a telecommunications facility controlled by such persons to be used for such purposes. Although the United Stated Supreme Court recently held that the Communications Decency Act was unconstitutional, there are indications that additional legislative action in this area may be forthcoming. The Company cannot predict the scope of such legislation or the impact on its operations. There also are laws that make it illegal to traffic in obscene or child pornographic materials, including by computer. While CompuServe does not believe that its activities will violate these laws, it cannot predict how a court would interpret any of these laws in the online or Internet context or whether a court would hold that there is a duty on CompuServe to monitor material being transmitted or, if notified that illegal material is being transmitted, to attempt to stop or restrict such transmissions.

      In November 1995, the German federal prosecutors office in Munich, Bavaria, began an inquiry into the issue of availability, to CompuServe members in Germany, of Internet newsgroups alleged to be illegal under German law. Felix Somm, who was then the general manager of CompuServe GmbH (Munich), was named as the subject of this inquiry. Based upon the preliminary inquiry, an official accusation has been filed against Mr. Somm in the Munich law court. The materials assembled by the federal prosecutor's office have been turned over to the Munich court. After reviewing these materials and others, the Munich court will decide whether the prosecutor's accusations have sufficient merit. As part of this process, the Company will continue to have the opportunity to submit further information to the court. Mr. Somm has since resigned from his position as general manager of CompuServe GmbH to start his own business.

      The Company believes that the accusations against Mr. Somm are entirely groundless and that he will ultimately be vindicated. CompuServe plans to vigorously oppose this action against Mr. Somm, not withstanding his resignation.

      In response to market needs and CompuServe's desire to place greater access control in the hands of adults, and in contemplation of content regulation initiatives under way both in the United States and abroad, CompuServe makes available at no additional charge to subscribers parental control tools that assist parents in controlling their children's access to content. CompuServe cannot predict whether providing parental control capabilities will satisfy present or future laws regulating access to indecent communications or other types of content.

      Additionally, the applicability to OSPs and ISPs of existing laws governing issues such as intellectual property ownership, defamation and personal privacy is uncertain. Courts have indicated that, under certain circumstances, OSPs and ISPs could be held responsible for the publication of defamatory material or for failure to prevent the distribution of material that infringes on others' copyrights or patents. While CompuServe historically has generally avoided editing or otherwise monitoring the content accessed by its customers, industry trends may require it to engage more actively in the selection, presentation and editing of relevant content in connection with its information services. The future interpretation by the courts relating to online defamation, privacy, copyright infringement and other legal issues is uncertain.

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

      The online and Internet industry have been under close scrutiny and inquiry by the Federal Trade Commission, taxing authorities and a number of
state  attorneys  general.   Additional federal,  state  and  local  government
agencies  may  also  scrutinize  such industry or  initiate  inquiries.   Costs,
and other ramifications, incurred as a result of government inquiries, initiatives, investigations or lawsuits relating to any of the foregoing
(as well as  process  or  business changes   resulting  therefrom)  could  have
a material adverse effect on CompuServe's business, financial condition or results of operations.

      Subsequent to April 30, 1997, the Company received an assessment from the German taxing authority related to value-added taxes on the Company's services provided in Germany. Management is not able to estimate the amount of potential loss related to this assessment. The Company believes that after reviewing such matters and consulting with the Company's counsel that the ultimate resolution of this matter will not have a material adverse effect on the Company's consolidated financial statements.

Competition

      CompuServe competes in the online services industry as well as in the Internet and networking services industries. Each of these industries is highly competitive and includes a number of significant participants. CompuServe's primary direct competitors in the proprietary online services industry are America Online, Inc. ("AOL"), Microsoft Network ("MSN"), and Prodigy Services Company. Among the larger ISPs competing with CompuServe in the Internet-access-only business are AT&T Corp. ("AT&T"), MCI Telecommunications Corporation ("MCI"), NETCOM On-Line Communications Services, Inc., Earthlink, BBN Corporation, and UUNET Technologies, Inc. CompuServe's Network Services business competes with local and international telecommunications companies and other data communications services, including ANS (a division of AOL), AT&T, MCI, Sprint Corp., Advantis, a joint venture of IBM and Sears, Roebuck & Co. and British Telecom plc. An increasing number of publishing, broadcasting and other media and technology companies are expected to enter the online services market, either directly or through alliances, in order to enhance distribution of their content and programming. Regional telephone operating companies, long distance carriers and cable companies may also enter the markets served by CompuServe. Many of the competitors and possible future competitors referred to above have significantly greater financial, technical, marketing and personnel resources than CompuServe.

      Microsoft's position as the leading personal computer operating system software company may continue to give MSN certain competitive advantages, including distribution and marketing synergies. Management believes that MSN may yet enjoy a cost advantage relative to other online services, including CompuServe's, in terms of distribution through OEMs, as the MSN software is included with Microsoft's Windows 95 operating system. Other online services, including CompuServe, traditionally have needed to make payments to OEMs to have their software pre-loaded onto new PCs. It is unclear whether Microsoft incurs any costs for the distribution of MSN through the OEM channel. Microsoft has agreed to bundle CompuServe's icons and interface software for CSi with Windows 95. CompuServe cannot predict the extent to which technical, economic, competitive or other pressures will arise to affect the relative benefits of this development.

      CompuServe has entered into a non-exclusive agreement with AT&T pursuant to which AT&T's WorldNet subscribers will be offered discounted access to CompuServe. CompuServe also signed license and marketing agreements with Microsoft and Netscape Communications, Inc. ("Netscape") under which CompuServe will license the Microsoft and Netscape browsers. Under the Microsoft arrangements, CompuServe will place the CSi icon in the Windows 95 desktop folder for online services. These arrangements will help provide simple and widespread access to CompuServe's CSi services. CompuServe has also recently entered into an agreement with Time Inc. New Media, an affiliate of Time Warner Inc., whereby CompuServe will begin offering to CSi and SPRYNET subscribers, at no charge, access to two new Time Inc. New Media services that will be available to non-members on a paid subscription basis.

     CompuServe believes that the principal competitive factors in the consumer online services industry include the ability to aggregate engaging content, ease of use, established user base, brand name awareness, competitive pricing, customer service, and a low cost and reliable network infrastructure. CompuServe believes that its extensive existing network infrastructure and reliability, breadth and depth of content for CSi, brand name recognition and large user base have been its competitive advantages in the consumer online services industry. The main competitive factors in the Network Services business are the number and location of POPs, speed, bandwidth and reliability of the network, sales and support able to meet the needs of customers and competitive pricing. CompuServe believes that its ability to meet the needs of its customers with respect to these factors, as well as its ability to differentiate itself by providing value-added services to its customers, have been its competitive advantages in the Network Services business.

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

     Management believes that competitive pressures on pricing will continue as current and new Internet and online providers seek to increase market share. Price changes and possible increased spending in areas such as marketing and product development could limit CompuServe's opportunities to enter into and renew agreements with content providers and distribution partners, develop new products and services, and continue to grow its subscriber base, all of which could result in increased attrition of CompuServe's subscribers. Any of these events could have a material adverse effect on CompuServe's business, financial condition and results of operations.

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

Interactive services      Commercial information services that offer a computer
                    user access to a specified slate of information, entertainment and communications menus on what appears to be a single system.

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


ITEM 3.  LEGAL PROCEEDINGS

      During fiscal 1997, the Company, certain current and former officers and directors of the Company and Parent were named as defendants in four purported class action lawsuits and one lawsuit based on the same allegations in which the plaintiff does not seek class action status. One purported class action lawsuit was voluntarily dismissed by the plaintiffs and such plaintiffs have joined plaintiffs in one of the remaining class action lawsuits. One suit names the lead underwriters of the Company's initial public offering as additional defendants and as representatives of a defendant class consisting of all underwriters who participated in such offering. Each pending suit alleges similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with the Company's public filings related to its initial public offering. One suit also alleges violations of the Ohio Securities Code and common law of negligent misrepresentation. Another suit also alleges violations of Colorado, Florida, and Ohio statutes and common law of negligent misrepresentation. Relief sought is unspecified, but includes pleas for rescission and damages. In addition to the five previously mentioned lawsuits, an action for discovery was filed during fiscal 1997 solely against the Company. In such action, the plaintiff seeks factual support for a possible additional claim relating to initial public offering disclosures. All of these existing lawsuits are before the State and Federal courts in Columbus, Ohio. The defendants are vigorously defending these suits.

       During fiscal 1997, TeleTech Teleservices, Inc. and TeleTech Telecommunications, Inc. (collectively, "TeleTech") commenced an action in the United States District Court, Southern District of Ohio against CompuServe Incorporated for alleged violations of certain outsourcing contracts between TeleTech and CompuServe Incorporated related primarily to the WOW! online service. Teletech seeks recovery under a liquidated damages provision and other compensatory damages, but has not asserted a specific amount to which it believes it would be entitled. CompuServe Incorporated has filed counterclaims alleging multiple breaches by TeleTech of the outsourcing contracts, including breach of fiduciary duty, breach of confidentiality, and breach of the non-compete and employee non-solicitation provisions of the outsourcing contracts by TeleTech. The Company believes it has meritorious defenses and counterclaims, and is vigorously pursuing this litigation.

     The Company in the ordinary course of business is threatened with or named as a defendant in various lawsuits. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that, except for the matters described herein, the final resolution of any threatened or pending litigation is not likely to have a material adverse effect on the financial statements of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On March 21, 1997, the Company submitted various matters to a vote of its stockholders at its Annual Meeting of Stockholders. A brief description of matters voted upon at the Meeting and the results of the voting follows:

          1. The election of two Class I directors to serve until the third succeeding annual meeting of stockholders.

               Nominated and accordingly elected to office as Class I directors were Frank L. Salizzoni and Morton I Sosland:

                                   Frank L.       Morton I.
                                   Sallizoni       Sosland
                                --------------  ------------

             For                  88,362,004     88,354,493

             Against or
             Withheld                118,687        126,198

             Abstentions                   0              0

             Broker Non-votes              0              0


       2. To consider and act upon a proposal to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the year ending April 30, 1997


             For              88,415,022

             Against or
             Withheld             65,669

             Abstentions               0

             Broker Non-votes          0



                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     CompuServe Corporation common stock began trading on April 19, 1996 on the Nasdaq Stock Market, under the symbol "CSRV". As reported by the NASDAQ Stock Market, the high and low sales prices were as shown below:

                                            High           Low
                                           ------         -----
   Fiscal Year 1996
   ----------------------

   Fourth  Quarter (April  19-30,         $35.50         $27.75
   1996)


   Fiscal Year 1997
   ----------------------

   First Quarter                          $29.25         $10.75
   Second Quarter                         $16.75          $8.63
   Third Quarter                          $13.50          $9.25
   Fourth Quarter                         $13.63          $8.88

      CompuServe Corporation has never declared, nor has it paid, any cash dividends on its Common Stock. The Company currently intends to retain its earnings to finance future growth and, therefore, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. During the year ended April 30, 1995, CompuServe Incorporated declared a non-cash dividend of $272.4 million to Parent. Any determination as to the payment of dividends will depend upon the future results of operations, capital requirements and financial condition of the Company and its subsidiaries and such other factors as the Board of Directors of the Company may consider, including any contractual or statutory restrictions on the Company's ability to pay dividends.

     As of July 21, 1997, there were approximately 1,200 shareholders of record and approximately 20,000 beneficial holders of CompuServe Common Stock.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

                                              Year Ended April 30,
                                  --------------------------------------------
                                   1997      1996      1995     1994     1993
                                  ------    ------    ------   ------   ------
                                      (In thousands, except per share data)

  Operating Results:
  Revenues:
  Interactive Services revenues  $556,597  $561,428  $395,954 $266,919  $174,882
  Network Services revenues       257,639   198,828   147,673  109,402    81,740
  Other revenues (a)               27,651    32,909    39,166   53,565    58,777
                                 --------  --------  -------- --------  --------
  Total Revenues                  841,887   793,165   582,793  429,886   315,399


  Costs and Expenses:
   Costs of revenues              546,152   387,470   231,189  179,366   125,642
   Marketing (c)                  263,126   175,213   104,828   65,591    51,542
   General and administrative      47,268    39,634    30,750   32,641    30,199
   Depreciation and amort.        113,921    74,708    45,310   31,447    22,198
   Equipment leasing                5,276
   Product development             27,734    28,304    18,929   16,101    10,403
   Purchased research & dev. (b)                       83,508
   Nonrecurring items (e)          34,754
                                ---------   -------   -------  -------   -------
   Total Costs and Expenses     1,038,231   705,329   514,514  325,146   239,984

  Operating Earnings (loss)      (196,344)   87,836    68,279  104,740    75,415

  Interest income                   9,842
  Interest(expense)-related party            (5,555)
                                ---------   -------   -------  -------   -------
  Earnings(loss)before taxes     (186,502)   82,281    68,279  104,740    75,415
  Income tax expense(benefit)     (66,668)   33,187    59,481   42,647    29,838
                                ---------   -------   -------  -------   -------
  Net earnings (loss)(c)        ($119,834)  $49,094    $8,798  $62,093   $45,577
                                =========   =======   =======  =======   =======

  Earnings (loss) per share      ($1.29)      $.66      $.12     $.84     $.61
                                =========   =======   =======  =======   =======


                                               As of April 30,
                                 -------------------------------------------
                                 1997      1996      1995      1994     1993
                                 ----      ----      ----      ----     ----
                                                (In thousands)

Balance Sheet Data:
Total assets                    $802,536  $965,828  $323,557 $330,867  $240,365
Cash, cash equivalents and
  investments                   $161,419  $309,991    $4,913   $3,633    $3,669
Due from Parent                  $70,228   $17,377
Due to Parent                                       $142,400
Stockholders' equity            $651,436  $770,666   $79,858 $241,677  $179,389


                                          Year Ended April 30,
                                 ----------------------------------------
                                 1997     1996     1995     1994     1993
                                 ----     ----     ----     ----     ----

                            (In thousands, except Network Services customers)

Online/Internet Subscribers:
CSi
 U.S.                            1,527    2,072    1,737    1,139     780
 Europe                            892      694      278      119      54
 Other international               348      391      177      120      90
                                -------  -------  -------  -------  -------
      Total CSi                  2,767    3,157    2,192    1,378     924
 SPRYNET                           280      132       29
 WOW!                                        63
                                -------  -------  -------  -------  -------
      Total CompuServe hosted    3,047    3,352    2,221    1,378     924

 Licensee                        2,326    1,674      809      640     480
                                -------  -------  -------  -------  -------
      Total                      5,373    5,026    3,030    2,018   1,404
                                =======  =======  =======  =======  =======

 CSi subscriber hours          124,973  123,023   50,326   27,271  14,123
 SPRYNET subscriber hours       26,124    1,545
 Network Services customers      1,200      966      743      586     484
 Network Services customer
    hours                       57,139   45,146   31,539   20,058  14,149



Quarterly Data:
(In thousands, except per
   share data)                             Fiscal 1997 Quarter Ended
                             ------------------------------------------------
                             July 31,   October 31,   January 31,   April 30,
                               1996        1996          1997         1997
                             --------   -----------   -----------   ---------

Revenues                     $208,642    $214,343      $210,975      $207,927
Costs and Expenses            259,843(e)  308,838(c,e)  234,987       234,563(e)
Net Earnings (Loss)           (29,615)    (58,035)      (14,233)      (17,951)
Earnings (Loss) per share       ($.32)      ($.63)        ($.15)        ($.19)


                                           Fiscal 1996 Quarter Ended
                             ------------------------------------------------
                             July 31,   October 31,  January 31,    April 30,
                               1995        1995          1996         1996
                             --------   -----------  -----------    ---------

Revenues                     $186,549    $188,374     $203,032      $215,210
Costs and Expenses            140,944     164,639      185,785       213,961(d)
Net Earnings (Loss)(c)         26,835      13,966        9,398        (1,105)
Earnings (Loss) per share        $.36        $.19         $.13         ($.02)


(a) Other revenues include the operations of, and the gain of $2,680 on the sale of, Collier-Jackson, Inc. sold in June 1994, and the operations of other businesses sold in 1993 and 1994 which are not considered significant.

(b) The Company recorded a charge for purchased research and development of $83,508 in connection with the acquisition of SPRY, Inc. in April 1995, which is not deductible for income tax purposes. See note 3 of notes to the consolidated financial statements.

(c) On May 1, 1995, the Company changed its method of accounting for direct response advertising costs to conform with the American Institute of Certified Public Accountants Statement of Position 93-7, "Reporting on Advertising Costs." Effective February 1, 1996, the Company changed further the method of accounting for these costs. The net effect of these changes in accounting was to increase assets by $96,636 as of April 30, 1996. Net earnings increased $6,271, $9,310, $23,587, and $18,524 for the quarters ended July 31, 1995,October 31, 1995, January 31, 1996 and April 30, 1996, respectively and $57,692 for the year ended April 30, 1996.

     In October 1996, the Company changed its rate of amortization of deferred subscriber acquisition costs to more closely correlate with the recent trends in subscriber retention rates and member net revenues. The new rate of amortization is 50% in the first 3 months, 30% in the next 9 months, and 20% in the subsequent year, compared to the previous policy of 60% in the first 12 months and 40% in the subsequent year. In conjunction with this change in amortization rates, the Company accelerated amortization of previously deferred CSi subscriber acquisition costs with a writedown totaling $34.5 million as of October 31, 1996. Additionally, all previously deferred subscriber acquisition costs totaling $8.3 million for WOW! and $2.5 million for SPRYNET were also written off, reflecting the high costs to service these high usage, flat-priced services. WOW! was withdrawn from service effective January 31, 1997. See note 2 of notes to the consolidated financial statements.

(d) During the fourth quarter of fiscal 1996, the Company reduced certain accruals for incentive compensation and value added taxes totaling $7,000.

(e) In the first quarter of fiscal 1997, the Company incurred a nonrecurring pretax charge of $17.7 million relating to the sale of certain assets and business operations of the corporate computer software group of SPRY, Inc.; the consolidation of U.S.-based staff functions and office facilities; the renegotiation of certain third-party customer service agreements; and the write-off of certain obsolete software costs for billing and customer service systems. Of the total charge, $9.8 million required the outlay of cash; the remaining $7.9 million involved no commitment of funds.

     In the second quarter of fiscal 1997, the Company also incurred a nonrecurring pretax charge of $7.9 million relating to the withdrawal of the family-oriented WOW! online service. Of the total charge, $5.6 million required the outlay of cash; the remaining $2.3 million involved no commitment of funds.

     In the fourth quarter of fiscal 1997, the Company incurred a nonrecurring pretax charge of $9.2 million relating to the further consolidation of office facilities and the write-off of investments in certain content and technology providers due to their deteriorated financial performance. Of the total charge, $1.8 million required the outlay of cash; the remaining $7.4 million involved no commitment of funds.

     See note 9 of the notes to consolidated financial statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      CompuServe  Corporation ("Company") is a majority  owned  subsidiary  of
Parent,  which  is  a  wholly owned subsidiary of  H&R  Block ("Block").   The
Company's consolidated financial statements include the accounts of SPRY Inc. ("SPRY", a wholly-owned subsidiary of the Company) since the date of
acquisition   by   Parent.   For  additional  information  relating   to   this
acquisition, see note 3 of notes to the consolidated financial statements.

      On April 19, 1996, the Company completed an initial public offering of 18,400,000 shares of its common stock at $30 per share. This transaction reduced Parent's ownership to 80.1%. On July 16, 1996, Block announced that its Board of Directors had approved plans to spin-off Parent's remaining 80.1% interest in CompuServe. The Spin-off was subject to, among other things, shareholder approval at Block's annual meeting in September 1996 and a favorable ruling from the Internal Revenue Service as to the tax-free nature of the Spin-off.

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

     On April 3, 1997, it was announced that the Company and Block were engaged in external discussions regarding possible business combinations involving CompuServe. There are no assurances that such discussions will result in any agreement or transaction.

     The Company's revenues have increased over the last three years, primarily because of the growth in subscriber count driven by the rapidly expanding market for consumer online and Internet services, and because of Network Services revenue growth due to market and market share increases. Interactive Services revenues are generated principally from subscribers paying a monthly membership fee and charges based on usage. Since these members pay a monthly fee, the Company considers them to be active. The usage of the service by members who have a complimentary account is not material. Royalties received from NIFTY, a licensee of the Company's online technology, represent less than 1% of the Interactive Services revenues. The Company does not expect royalties received from NIFTY to materially change in the future. Network Services revenues are generated based upon terms negotiated as to price and duration. Other revenues consist primarily of computer hosting services to certain corporate customers and network services to H&R Block.

      Traditionally  both  the  acquisition and usage patterns  of  Interactive
Services  subscribers have been seasonal from October to March.   Historically,
there has been no seasonality in the Company's Network Services business.

Pricing

      Competitive dynamics in the online services market have resulted in a series of price adjustments by the major online service providers over the last several years. Historically, the adverse impact of such price reductions on earnings has been more than offset by increased volume and economies of scale.

      In September 1995, CompuServe introduced a new pricing schedule for CSi intended to encourage subscribers to explore more features of the service, stay on the service longer and increase CSi's price competitiveness with the other major consumer online services. The new pricing schedule reduced revenue per subscriber but contributed to significant increases in subscriber acquisitions and usage.

      Comparison of the current year's revenues, earnings, and revenues per customer to the prior year are affected by the change in pricing in September 1995. Historically, declines in pricing have been offset by increased usage and economies of scale. However, increased usage and economies of scale only partially offset the impact of the September 1995 price change. Management believes that competitive pressures on pricing will continue as current and new Internet and online providers seek to increase market share. Management believes that potential new sources of revenues such as advertising and transaction processing will help offset the effects of potential future price decreases or declines in revenue per customer. There can be no assurances, however, that these new revenue sources will be sufficient to offset further pricing adjustments or a decline in revenue per customer.

      The Company also offers fixed pricing for SPRYNET. Because the fixed monthly prices are above the current average monthly revenue per subscriber before the change to fixed pricing, revenues have increased. The Company's costs of providing the service have also increased as subscribers expand their usage of the service because they experience no marginal cost in doing so. Management does not expect SPRYNET or its fixed pricing option to materially impact the Company's results of operations or liquidity.

Subscriber Acquisition and Retention

      Prior to fiscal 1997, the Company experienced rapid growth in its subscriber base. During fiscal 1997, the Company experienced a downturn in monthly subscriber acquisitions and subscriber retention rates due to several factors including the emergence of numerous Internet access providers in the marketplace and competitive pricing issues. One of the key components of increased subscriber growth is the extent to which those who try an online service remain customers.

      The Company has promoted its services through a variety of marketing efforts such as direct mail, publication inserts, national television advertising and print advertisements in general interest, business and specialty periodicals. During 1997, the Company announced a "Back-to-Basics" strategy aimed at building on its leadership in the business, professional, and technical user market while focusing on profitable segments in the consumer market. As part of this strategy, the Company introduced in the fourth quarter an enhanced business menu service built on its CSi service with focused content designed for business people and professionals. In addition in the fourth quarter, the Company debuted an enhanced version of its flagship online service for the important U.S. market. The new version organizes thousands of current content areas -- business, professional, computing and shopping; Forums; searchable databases; communications capabilities; and select Internet sites -- into 21 easy-to-use, menu-driven CSi Communities. The reorganization showcases the content and capabilities that have proven most attractive to CSi's base of sophisticated members, many of whom are business, professional and technical users. These Communities and the way information is organized within them are based on extensive research into the wants and needs of CompuServe's U.S. subscribers and its larger target market of business and technical professionals -- at work, at home and at play.

      Similar to its competitors, the Company expects subscriber turnover as subscribers cancel for various reasons. While offering free access during an introductory period has significantly encouraged new signups, it has also resulted in a higher percentage of subscribers canceling in the first 90 days. Similarly, the types of marketing and promotion undertaken by the Company can also have an impact on subscriber retention rates. At April 30, 1997,
CompuServe had retained approximately 54% of new CSi subscribers after 3 months, 42% after 6 months, 35% after 9 months and 31% after 12 months of service. There can be no assurance that CompuServe's subscriber retention rates will not decline below these levels.

Components of Revenues and Costs of Revenues

     Revenues from Interactive Services customers are based primarily on online usage and monthly fees. Revenues from Network Services customers are based primarily on usage and value-added fees. Revenues per customer for Network Services customers can vary significantly based upon the individual customer's requirements.

      Variable costs of revenues for Interactive Services increase with usage due to royalty payments to information providers, bankcard costs based upon the number of customers, customer service costs, and data communication costs shared by Interactive and Network Services. While a significant portion of data communications costs is fixed in the short term, data communications costs are variable in the long term.

      The major component of the costs of revenue for Network Services is the cost of network links. The ratios of these costs to revenue have not materially changed. The major components of the costs of revenue for CSi and SPRYNET services are the network, content acquisition and customer services costs as a function of member growth and retention. The SPRYNET service cost structure does not have a material content component.

Strategic Initiatives

     Interactive Services

      The Company has announced a "Back-to-Basics" global strategy aimed at building on its leadership in the business, professional and technical user market while focusing on profitable segments in the consumer market. The
Company will continue pursuing growth in higher-margin European and other international consumer markets. In the U. S. consumer market, the Company has discontinued undifferentiated mass marketing efforts that, with intensified competition, have produced high attrition rates. The Company will continue to provide a distinctive experience in the CSi online and Internet service, with its focus retention and growth efforts on CSi's traditional and loyal base of users.

      As part of this "Back-to-Basics" global strategy, the Company recently introduced an enhanced version of its flagship online service for the U.S. market. The new version organizes thousands of current content areas -- business, professional, computing and shopping; Forum areas; searchable databases; communications capabilities; and select Internet sites into 21 easy-to-use, menu-driven CSi Communities. The reorganization showcases the content and capabilities that have proven most attractive to CSi's base of sophisticated members, many of whom are business, professional, and technical users. These communities and the way information is organized within them are based on extensive research into the wants and needs of CompuServe's U.S. subscribers and its larger target market of business and technical professionals at work, at home, and at play.

     Network Services

     CNS is continuing its focus on providing value-added data communication services that differentiate CNS from its competition. These services include the integration of best-of-breed technology into its network infrastructure and customer premise equipment such that CNS can extend its industry-recognized leadership position in the remote access and host access markets. CNS' best-of-breed technology partners include Cisco Systems, Microsoft, AT&T, US Robotics
and Citrix.   CNS will continue to aggressively pursue technology partners who deliver products that can be seamlessly integrated into services that address critical corporate connectivity needs.

     In addition to enhancing its position in existing markets, CNS is expanding its services portfolio in new high growth markets. In areas like application hosting and premium Internet/Intranet access, CNS is focusing on non-commodity-based services that provide opportunities for increased operating margins. In these new high-growth markets, CNS is partnering with key technology providers like Cisco Systems, Microsoft, Lotus and Netscape.

     In addition to continuing its support for established protocols such as
X.25 and SDLC, CNS will proceed with on-going improvements to its IP ("Internet Protocol") based infrastructure. This includes expansion of native IP dial and dedicated points of presence (POP's) and the supporting nationwide ATM ("Asynchronous Transfer Mode") technology backbone, enhanced Internet peering relationships, movement to higher dial speeds such as 56kbps and ISDN, and implementation of new customer provisioning, security and billing systems. Management believes these network infrastructure enhancements will enable CNS to continue to offer high-quality value-added differentiated communication solutions. Management believes that CNS' ability to support both proprietary and open systems protocols is a competitive advantage, especially with corporate customers who need to integrate existing systems into Internet and Intranet environments.

New Accounting Standards

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," effective for financial statements for interim and annual periods ending after December 15, 1997. Earnings per share calculations under this Standard are not materially different from those disclosed in the consolidated statements of operations.

Results of Operations

      Fiscal Year Ended April 30, 1997 Compared to Fiscal Year Ended April 30, 1996

     Interactive Services Revenues. Interactive Services revenues for the year ended April 30, 1997 decreased 0.9% from the prior year to $556.6 million from $561.4 million. The decrease in revenues was primarily the result of decreased usage by subscribers This decrease in usage was partially offset by an increase in revenue earned from base monthly service fees due to an average larger subscriber base during fiscal year 1997 as compared to fiscal year 1996. The average number of CSi subscribers during the fiscal year ended April 30, 1997, exclusive of NIFTY SERVE subscribers, increased 8.4% to 2.97 million from
2.74 million in 1996.

      The average monthly CSi revenue per subscriber decreased to $14.90 for 1997 from $17.01 for 1996 primarily due to a new pricing structure introduced in September 1995. Revenue per subscriber excludes royalties and subscribers from NIFTY SERVE, SPRYNET and WOW!.

      Network Services Revenues. Network Services revenues increased 29.6% to $257.6 million from $198.8 million for 1996, while the number of Network Services customers increased 24.2% to 1,200. The increase in revenues was due to the increase in the number of network customers and higher usage by existing customers.

      Other Revenues. Other revenues decreased 16.0% to $27.7 million from $32.9 million due primarily to decreased usage by the Company's commercial timeshare customers. Additionally, a one-time $2.4 million gain on the sale of a minority-interest investment was recognized in 1996. These decreases were partially offset by an increase in revenues earned for corporate remote computing services from H&R Block Tax Services, Inc. for electronic tax filing support.

       Costs of Revenues. Costs of revenues consist primarily of data communication costs, royalties paid to information and service providers, salaries associated with providing customer support and operating the data centers as well as property and other direct costs. Costs of revenues increased as a percent of total revenues to 64.9% in 1997 from 48.9% in 1996. The 16.0 percentage point increase is due primarily to lower revenue per member during the current fiscal year (6.2 percentage points), higher data communication costs particularly with respect to the buildout and upgrading of the European network (6.6 percentage points), increased customer service costs (2.4 percentage points), and increased costs associated with uncollected fees (1.2 percentage points).

     Marketing. Marketing expenses include costs incurred to acquire and retain subscribers, the Network Services sales organization and other marketing costs. Effective May 1, 1995, acquisition costs for online subscribers were deferred and charged to operations over 24 months beginning the month after such costs were incurred, with 60% amortized in the first twelve months. In October 1996, the rate of amortization was accelerated to more closely correlate with the recent trends in subscriber retention rates. See note 2 of notes to the consolidated financial statements. Marketing expenses as a percent of total revenues increased in 1997 to 31.3% compared to 22.1% in 1996. The increase in marketing expenses is primarily attributable to the amortization of previously deferred CSi subscriber acquisition costs and the write-off of previously deferred subscriber acquisition costs related to the SPRYNET and WOW! services which occurred in the second quarter of 1997. Marketing expenses, exclusive of the amortization of previously deferred costs, declined as a percent of revenues from 34.3% in 1996 to 25.0% in 1997. The decrease reflects primarily cutbacks in domestic CSi advertising prior to the repositioning of CSi for the business, professional, and technical user communities.

      General and Administrative.  As a percent of total revenues, general  and
administrative  expenses increased to 5.6% in 1997 from  4.9%  in  1996.   This
increase is due primarily to increases in property and other taxes.

     Depreciation and Amortization. Depreciation and amortization as a percent of total revenues increased to 13.5% in 1997 compared to 9.4% in 1996. The increase reflects the capital expenditures to increase network capacity and upgrade service in the U.S. and Europe.

     Equipment Leasing. During the second quarter of fiscal year 1997, the Company initiated an equipment leasing program.

     Product Development. Product development costs as a percent of total revenues for 1997 decreased to 3.3% from 3.6% in the prior year. The prior year included the costs to develop WOW! as well as costs associated with the software development business of SPRY which was sold in the second quarter of 1997.

      Nonrecurring  Items.   During  fiscal year  1997,  the  Company  incurred
nonrecurring pretax charges totaling $34.8 million relating to the sale of certain assets and business operations of the corporate computer software group of SPRY; the withdrawal of the family-oriented WOW! online service; the consolidation of U.S.-based staff functions and office facilities; the renegotiation of certain third-party customer service agreements; the write-off of certain obsolete software costs for billing and customer service systems which are no longer being utilized by the Company and the write-off of investments in certain content and technology providers due to their deteriorated financial performance. Of the total charge, $17.2 million required the outlay of cash; the remaining $17.6 million involved no commitment of funds.

     Taxes on Earnings. The effective tax rate decreased to 36% in 1997 compared to 40% in 1996. The decrease resulted from goodwill amortization in 1997 that is not fully deductible for tax purposes.

      Fiscal Year Ended April 30, 1996 Compared to Fiscal Year Ended April 30, 1995

     Interactive Services Revenues. Interactive Services revenues for the year ended April 30, 1996 increased 41.8% over the prior year to $561.4 million from $396.0 million. The increase in revenues was primarily the result of the increase in the Company's subscriber base. The number of CSi subscribers at April 30, 1996, exclusive of NIFTY SERVE subscribers, increased 46.7% to 3.2 million from 2.2 million in 1995.

      The average monthly CSi revenue per subscriber decreased to $17.01 for 1996 (an average of $16.45 for the fourth quarter) from $19.17 for 1995 due to a price reduction implemented in February 1995 and a new pricing structure introduced in September 1995. (Revenue per subscriber excludes royalties and subscribers from NIFTY SERVE and SPRYNET.) During 1996, the average monthly usage per CSi subscriber increased 51.4% compared to 1995.

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

      Marketing. Marketing expenses include costs incurred to acquire and retain subscribers, other marketing expenses and the Network Services sales organization. Effective May 1, 1995, acquisition costs for online subscribers were being deferred and charged to operations over 24 months beginning the month after such costs are incurred, with 60% amortized in the first twelve months. See note 2 of notes to the consolidated financial statements. Marketing expenses as a percent of total revenues increased in 1996 to 22.1% (34.3% before deferral of subscriber acquisition costs) compared to 18.0% in
1995. The increase in marketing expenses is primarily attributable to increased general consumer advertising on television and in periodicals, a greater use of publication inserts, expanded international marketing efforts, distribution of trial software disks through direct mail, the launch of WOW!, and special event promotions and advertising expenses incurred by SPRY.

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

      Product Development. Product development costs as a percent of total revenues for 1996 increased to 3.6% from 3.2% in the prior year. The increase was due primarily to the acquisition of SPRY in April 1995 and increases in software development and personnel costs for the new WOW! online service as well as enhancements to the CSi interface.

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

      In March 1995, the Company declared a non-cash dividend of $272.4 million to H&R Block Group which reduced "Due From Parent" by the same amount. At October 31, 1995, the Company's "Due to Parent" (which constituted payables to HRB Management) was $199.8 million. Interest income (expense) was not calculated prior to October 31, 1995 due to H&R Block Group's prior policy of not crediting (charging) interest with respect to intercompany accounts. Interest income (expense) related to intercompany accounts is not appropriate because it was not credited or charged, and management believes that it would not have been material in periods prior to October 31, 1995. Effective October 31, 1995, this intercompany balance was replaced with a $124.8 million contribution to capital and a $75.0 million intercompany payable. In April 1996, the Company repaid $205 million in intercompany accounts, which reflected the Company's continued investment in capital expenditures and marketing, and which included $5.6 million for interest from November 1, 1995. All outstanding intercompany balances were evidenced by an intercompany credit facility between the Company and HRB Management. Intercompany borrowings bear interest at the applicable prime rate, adjusted monthly. At April 30, 1996, the Company was owed $17.4 million by Parent. This increased to $70.2 million at April 30, 1997 reflecting primarily the tax benefits which resulted from the Parent's ability to reduce U.S. Federal income taxes through utilization of the Company's tax losses. The tax sharing agreement between the Company and Parent provides for the remittance of the balance due to the Company within ten days of the filing of its U.S. Federal income tax return.

      The Company's primary source of liquidity has historically been cash flow from operating activities.

      From 1995 through 1997, the Company generated $152.3 million in cash from operations, primarily net earnings, depreciation and amortization and purchased research and development. Total cash invested during this period was $491.5 million, mainly reflecting capital expenditures for computers, network nodes and modems.

      Beginning in 1996, the Company significantly accelerated its expenditures to grow its subscriber base and to expand its infrastructure to support substantial increases in system usage. The Company invested approximately $160 million in 1996 for subscriber acquisition and marketing, a fourfold increase over 1995. In mid-1997, the Company announced its "Back-to-Basics" strategy -- discontinuing its WOW! mass consumer initiative and reducing its domestic advertising for CSi prior to repositioning the service for the business, professional, and technical user communities. As a result, subscriber acquisition and marketing investments declined to approximately $110 million in 1997. The Company expects to spend approximately $100 million for subscriber acquisition and marketing in 1998.

      The Company expects to invest up to $100 million for capital expenditures in 1998. This will be supplemented by equipment leasing with an estimated cash purchase value of $25 million. The expenditures for 1997 included $7 million for deployment of TCP/IP across the Company's network; the planned expenditures for 1998 include an additional $14 million to bring deployment to a total of 30 major city markets. The cost to fully deploy TCP/IP across the Company's network will be dependent upon current and future assessments of each additional market and the associated revenue and profit potential.

     The Company's depreciation and amortization expense in future periods will likely approximate current levels as leasing and other acquisition alternatives substitute for higher levels of capital expenditures. The Company believes that cash from operations, the proceeds from the public offering of common stock coupled with the receipt of tax benefits from Parent will be sufficient to meet the Company's presently anticipated funding requirements. Thereafter, if internally generated cash is insufficient to meet the Company's capital needs, the Company may be required to seek additional sources of funds.

      In June 1996, the Company agreed to an unsecured $25 million revolving credit facility with Bank One, Columbus, NA. Management of the Company determined that, based on the most recent financial information available, this credit facility was no longer necessary, and accordingly, the facility was allowed to expire in June 1997.

      Approximately 29% of the Company's revenues were generated from sources outside of the United States, an increase of 9% from the prior year.

      Except for the historical information contained herein, the matters discussed in this report are forward-looking statements which involve risks and uncertainties including, but not limited to, economic, competitive, governmental, and technological factors affecting the Company's operations, markets, products, services and prices and other such factors.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors
  of CompuServe Corporation:

     We have audited the accompanying consolidated balance sheets of CompuServe Corporation (a majority-owned subsidiary of H&R Block Group, Inc.) and subsidiaries as of April 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 1997. Our audits also included the consolidated financial statement schedule listed in Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CompuServe Corporation and subsidiaries at April 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for direct response advertising during the year ended April 30, 1996.



Deloitte & Touche LLP
Columbus, Ohio
June 12, 1997



                    COMPUSERVE CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                  (Amounts in Thousands, Except Share Data)

                                                               April 30,
                                                          ------------------
                                                           1997        1996
                                                          ------      ------
ASSETS
Current Assets
 Cash and cash equivalents                                $138,777     $280,646
 Investments                                                22,642       29,345
 Receivables, less allowance for doubtful accounts of
 $4,884 and $3,429, respectively                           118,336      119,186
 Due from Parent                                            70,228       17,377
 Prepaid expenses                                           16,909       14,103
 Other current assets                                       15,924       25,233
                                                          ---------    ---------
    Total current assets                                   382,816      485,890

INTANGIBLE ASSETS, less accumulated amortization of
$14,587 and $10,610, respectively                            8,153       22,809
PROPERTY AND EQUIPMENT, net                                355,212      348,059

OTHER ASSETS:
 Deferred subscriber acquisition costs, net                 43,959       96,636
 Other assets                                               12,396       12,434
                                                          ---------    ---------
    Total other assets                                      56,355      109,070
                                                          ---------    ---------
TOTAL                                                     $802,536     $965,828
                                                          =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                          $54,529      $89,236
 Accrued salaries, wages and payroll taxes                  15,417       15,475
 Accrued taxes                                               8,016        4,070
 Accrued royalties                                           3,170        6,361
 Deferred revenue                                            5,824        4,077
 Other accrued expenses                                     28,033       19,180
                                                          ---------    ---------
    Total current liabilities                              114,989      138,399

DEFERRED INCOME TAXES                                       36,111       56,763

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Common stock, par value $.01 per share: 250,000,000
 shares authorized; 92,600,000 shares issued
 and outstanding                                               926          926
 Additional paid-in capital                                744,288      744,288
 Retained earnings (accumulated deficit)                   (92,713)      27,121
 Cumulative translation adjustments                         (1,065)     (1,669)
                                                          ---------    ---------
    Total stockholders' equity                             651,436      770,666
                                                          ---------    ---------
TOTAL                                                     $802,536     $965,828
                                                          =========    =========


                See notes to consolidated financial statements.

                    COMPUSERVE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    Amounts in Thousands, Except Share Data

                                                      Year Ended April 30,
                                                 -----------------------------
                                                  1997       1996        1995
                                                 ------     ------      ------
REVENUES:
 Interactive Services revenues                 $556,597    $561,428   $ 395,954
 Network Services revenues                      257,639     198,828     147,673
 Other revenues                                  27,651      32,909      39,166
                                              ----------  ----------  ----------
     Total revenues                             841,887     793,165     582,793

COSTS AND EXPENSES:
 Costs of revenues                              546,152     387,470     231,189
 Marketing                                      263,126     175,213     104,828
 General and administrative                      47,268      39,634      30,750
 Depreciation and amortization                  113,921      74,708      45,310
 Equipment leasing                                5,276
 Product development                             27,734      28,304      18,929
 Purchased research and development                                      83,508
 Nonrecurring items                              34,754
                                             -----------  ----------  ----------
     Total costs and expenses                 1,038,231     705,329     514,514

OPERATING EARNINGS (LOSS)                     (196,344)      87,836      68,279

INTEREST INCOME                                   9,842
INTEREST (EXPENSE) - related party                          (5,555)
                                             -----------  ----------  ----------
EARNINGS (LOSS) BEFORE TAXES                  (186,502)      82,281      68,279

INCOME TAX EXPENSE (BENEFIT)                   (66,668)      33,187      59,481
                                             -----------  ----------  ----------
NET EARNINGS (LOSS)                          ($119,834)     $49,094      $8,798
                                             ===========  ==========  ==========
EARNINGS (LOSS) PER COMMON SHARE                ($1.29)       $0.66       $0.12
                                             ===========  ==========  ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING   92,600,000   74,803,279  74,200,000


                See notes to consolidated financial statements.



                  COMPUSERVE CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            Amounts in Thousands

                                                 Retained
                                   Additional    Earnings    Cumulative
                            Common  Paid-in    (Accumulated  Translation
                             Stock  Capital      Deficit)    Adjustments   Total
                            ------ ----------  -----------  -----------  -------
BALANCE AS OF APRIL 30, 1994  $742     $(741)   $241,621       $55     $241,677

Net earnings                                       8,798                  8,798
Dividends to Parent                             (272,392)              (272,392)
Change in foreign currency
   translation adjustment                                      155          155
Parent contribution to
   capital                           101,620                            101,620
                             -----  ----------  ----------  ---------  ---------
BALANCE AS OF APRIL 30, 1995   742   100,879     (21,973)       210      79,858

Net earnings                                      49,094                 49,094
Sale of common stock           184   518,635                            518,819
Change in foreign currency
   translation adjustment                                    (1,879)     (1,879)
Parent contribution  to
   capital                           124,774                            124,774
                             -----  ----------  ----------  --------   ---------
BALANCE AS OF APRIL 30, 1996   926   744,288       27,121    (1,669)    770,666

Net loss                                         (119,834)             (119,834)
Change in foreign currency                                      604         604
   translation adjustment
                             -----  ----------  ----------  --------   ---------
BALANCE AS OF APRIL 30, 1997  $926  $744,288     ($92,713)  ($1,065)   $651,436
                             =====  ==========  ==========  ========   =========


              See notes to consolidated financial statements.


                    COMPUSERVE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Amounts in Thousands
                                                     Year Ended April 30,
                                               --------------------------------
                                                 1997         1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES:          --------     --------   --------
 Net earnings (loss)                          ($119,834)     $49,094     $8,798
 Adjustments to reconcile net earnings
 (loss) to  net cash provided
 (used) by operating activities:
   Noncash, nonrecurring items                   17,565
   Other noncash property writedown               6,500
   Depreciation and amortization                113,921      74,708     45,310
   Amortization of deferred subscriber
     acquisition costs                          120,836      22,585
   Provision for deferred taxes on earnings     (14,840)     46,018     (1,912)
   Gain on sale of subsidiary                                           (2,680)
   Purchased research and development                                   83,508
   Changes in:
      Receivables                                   650     (38,164)   (29,576)
      Prepaid expenses                           (5,091)     (9,047)    (2,510)
      Due from Parent                           (52,851)
      Other current assets                        2,936     (11,133)      (150)
      Deferred subscriber acquisition costs     (68,159)   (119,221)
      Accounts payable                          (34,707)     46,901      9,018
      Accrued salaries, wages and
        payroll taxes                               (58)     (3,224)     5,004
      Accrued taxes                               3,946      (3,559)    (2,671)
      Accrued royalties                          (3,191)         27      2,123
      Deferred revenue                            1,747       2,702     (6,545)
      Other accrued expenses                      8,853       5,666      3,017
                                               ----------  ----------  ---------
         Net cash provided (used) by
             operating activities               (21,777)     63,353    110,734


CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment           (120,590)   (219,172)  (101,603)
 Purchases of short term investments           (145,082)    (29,345)
 Maturities of short term investments           151,785
 Proceeds from sale of subsidiary                                        5,195
 Other, net                                      (6,205)    (22,919)    (3,546)
                                               ----------  ----------  ---------
         Net cash used by
             investing activities              (120,092)   (271,436)   (99,954)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from the sale of common stock,
 net of costs of $33,181                                    518,819
 Repayments to Parent                                      (205,000)
 Advances from Parent                                       169,997     (9,500)
                                                ---------  ----------  ---------
       Net cash provided (used) by
           financing activities                             483,816     (9,500)
                                                ---------  ----------  ---------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             (141,869)   275,733      1,280

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR                                       280,646      4,913      3,633
                                                ---------  ----------  ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR        $138,777    $280,646    $4,913
                                                =========  ==========  =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

   Cash paid to Parent for income taxes                      $33,187    $59,481
                                                =========   =========  =========
   Interest paid to Parent                                    $5,555
                                                =========   =========  =========


                See notes to consolidated financial statements.



                    COMPUSERVE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED APRIL 30, 1997, 1996 AND 1995
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

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

     In April 1995, Block acquired SPRY, Inc. ("SPRY"), as described in note 3. On January 30, 1996, Parent contributed its investment in SPRY to Inc. The accompanying consolidated financial statements include the accounts of SPRY since the date of acquisition by Parent.

      On  April  19, 1996, the Company completed an initial public offering  of
18,400,000  shares of its common stock at $30.00 per share.   This  transaction
reduced the Parent's ownership in the Company to 80.1%. On July 16, 1996, Block announced that its Board of Directors had approved plans to spin-off (the "Spin-off") Parent's 80.1% interest in the Company. The Spin-off was subject to, among other things, shareholder approval at Block's September 1996 annual meeting, a favorable ruling from the Internal Revenue Service as to the tax-free nature of the transaction, and the absence of any change in market conditions or other circumstances that cause Block to conclude that the distribution is not in the best interests of its stockholders. Prior to the initial public offering, the Parent owned all 1,000 shares outstanding.

       On August 28, 1996, Block announced that its Board of Directors decided not to present the proposed Spin-off to shareholders at the Block September 11, 1996 annual meeting. The decision not to present the Spin-off for a shareholder vote on September 11 was based, in part, on the Company's reported first quarter and projected second quarter losses, market uncertainties regarding the online industry and the planned September introduction of new interfaces for the CompuServe Interactive Service ("CSi").

     The Company provides computer-based information and communication services to businesses and individual owners of personal computers, and operates primarily through two business groups: Interactive Services and Network Services.

      Interactive Services revenues are generated primarily from subscribers paying a monthly membership fee and charges based on usage as well as from fees received from a licensee and distributors of the Company's online service technology. Network Services revenues are generated by providing secure turnkey, value added global network interconnectivity and access services to individuals and major corporate customers internationally. Network revenues are generated based upon terms negotiated as to price and duration. Other revenues consist primarily of computer time sharing services to certain corporate customers and network services to Block.

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

      Prior to October 1996, the Company amortized its subscriber acquisition costs over a 24-month period, on an accelerated basis (60% in the first twelve months and 40% in the subsequent year), to match subscriber acquisition costs with associated Interactive Services revenues, beginning in the month subsequent to the expenditure. In October 1996, the Company changed its rate of amortization of deferred subscriber acquisition costs to more closely correlate with the recent trends in subscriber retention rates and member net revenues. The new rate of amortization is 50% in the first 3 months, 30% in the next 9 months, and 20% in the subsequent year. In conjunction with this change in amortization rates, the Company accelerated amortization of previously deferred CSi subscriber acquisition costs with a writedown totaling $34.5 million as of October 31, 1996. Additionally, all previously deferred subscriber acquisition costs totaling $8.3 million for WOW! and $2.5 million for SPRYNET were also written off, reflecting the high costs to service these high usage, flat-priced services. WOW! was withdrawn from service effective January 31, 1997. The total $45.3 million adjustment of deferred subscriber acquisition costs ($28.6 million after taxes, or $0.31 per share) for the quarter ended October 31, 1996 is included in marketing expenses. Amortization of direct response advertising assets was $120,836 (including the $45.3 million adjustment for deferred subscriber acquisition costs) for the year ended April 30, 1997 and is included in marketing costs. Direct response advertising costs incurred to obtain new online service subscribers are recoverable from monthly revenues generated from those subscribers within a short period of time after the related costs are incurred.

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

      Unamortized product development costs of $2,814 and $4,494 at April 30, 1997 and 1996 are included in intangible assets with amortization expense of $2,055 and $449 recorded for the years then ended. Amounts of capitalizable product development costs were not material in previous years.

      Intangible Assets -- The excess cost of purchased subsidiaries over the fair value of net tangible assets acquired and other intangibles is being amortized over periods ranging from 5 to 20 years on a straight-line basis. Unamortized goodwill of $5,339 and $18,315 at April 30, 1997 and 1996 is included in intangible assets with amortization expense recorded for the years ended April 30, 1997, 1996 and 1995 was $3,348, $3,123, and $809, respectively.

      At each balance sheet date, a determination is made by Management, in accordance with Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of", to ascertain whether property, plant and equipment, goodwill and other intangible assets have been impaired based on the sum of expected future undiscounted cash flows from operating activities. In accordance with this provision, during fiscal 1997, the Company adjusted the carrying value of certain property assets due to obsolescence with a write-down of $6.5 million. At year end, the
Company believes that property, deferred subscriber acquisition costs, and intangible assets at April 30, 1997 and 1996 are realizable and the depreciation and amortization periods are appropriate.

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

      International Revenues -- The Company received revenues from foreign sources totaling $242,151, $173,963, and $107,863 for the years ended April 30, 1997, 1996 and 1995, respectively.

      Taxes on Earnings -- The Company files a consolidated Federal income tax return with its Parent on a calendar year basis. Therefore, the current liability for taxes on earnings recorded in the consolidated balance sheet at year end consists principally of taxes on earnings for the period January 1 to the end of each financial reporting period. The Company provides for taxes on earnings on a separate-company basis. Deferred taxes on earnings are provided for temporary differences between financial and tax reporting, which consist principally of deferred subscriber acquisition costs and depreciation. As a result of the Company filing a consolidated Federal income tax return with its Parent, the Company has recorded the current income tax receivable as part of the Due From/To Parent balance in the consolidated balance sheets. The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

      The Company has entered into a Tax Sharing Agreement Plan with its Parent (see note 12).

      Cash and Cash Equivalents -- The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Substantially all cash and cash equivalents are held in one financial institution.

      Investments -- Investments consist of corporate debt securities and U.S. government agency obligations, maturing prior to April 30, 1998. The Company classifies these investments as available for sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, such investments are carried at market value, which approximates cost.

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

      New Accounting Standard -- In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," effective for financial statements for interim and annual periods ending after December 15, 1997. Earnings per share calculations under this Standard are not materially different from those disclosed in the consolidated statements of operations.

3.  BUSINESS COMBINATION AND DISPOSAL

      On April 4, 1995, Block acquired SPRY for $41,785 in cash and convertible preferred stock valued at $54,194. In addition, outstanding options for SPRY common stock were converted into options for Block's convertible preferred stock, valued at $5,641. Block subsequently transferred SPRY to Parent. In January 1996, Parent contributed its investment in SPRY to Inc. This transaction has been accounted for at Parent's historical cost and, accordingly, the consolidated financial statements include the accounts of SPRY since the date of Parent's acquisition. In connection with the purchase, certain intangible assets, including software technology, tradenames and an assembled workforce totaling $11,656 were acquired. These intangibles are being amortized on a straight-line basis over five years. Research and development projects related to SPRY's next product generation were also acquired. These projects represent SPRY's research and development efforts prior to the merger, which had not yet reached the stage of technological feasibility and had no alternative future use; thus, the ultimate revenue generating capability of these projects was uncertain. The purchased research and development was valued at $83,508 using a discounted, risk-adjusted future income approach. The fiscal 1995 consolidated statement of operations includes a charge for purchased research and development which is not deductible for income tax purposes. The fair value of assets acquired, including intangibles, was $106,371; liabilities assumed were $4,751. Liabilities assumed are non-cash items excluded from the consolidated statements of cash flows. Had the acquisition occurred at the beginning of fiscal 1994, operating results on a pro forma basis would not have been significantly different. See note 9 regarding the disposition of certain assets and business operations of the computer software group of SPRY.

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

4.  PROPERTY AND EQUIPMENT

     A summary of property and equipment follows:

                                                            April 30,
                                                    ------------------------
                                                        1997         1996
                                                    -----------   ----------
   Land                                                $4,504        $4,504
   Buildings                                           75,895        69,698
   Computer equipment                                 489,954       407,375
   Furniture and equipment                             55,914        47,122
   Leasehold improvements                              18,246        11,641
                                                    -----------   ----------
                                                      644,513       540,340

   Less accumulated depreciation and amortization     289,301       192,281
                                                    -----------   ----------
      Total                                          $355,212      $348,059
                                                    ===========   ==========

      Depreciation and amortization of property and equipment for the years ended April 30, 1997, 1996 and 1995 amounted to $106,055, $69,823, and $43,716, respectively.

      Software license fees with net unamortized values of $11,142 and $7,931 as of April 30, 1997 and 1996 are included in other assets. Amortization expense for the years ended April 30, 1997, 1996 and 1995 was $2,463, $1,313, and $784, respectively.

5.  TAXES ON EARNINGS

      The provision (credit) for taxes on earnings is comprised of the following:

                                                    Year Ended April 30,
                                            -----------------------------------
                                               1997         1996        1995
                                            ---------    ---------    ---------
   Currently payable:
       Federal                              ($46,753)    ($11,308)     $53,075
       State                                  (5,075)      (1,523)       8,318
                                            ---------    ---------    ---------
           Total                             (51,828)     (12,831)      61,393

   Deferred:
       Federal                               (13,387)      40,557       (1,653)
       State                                  (1,453)       5,461         (259)
                                            ---------     --------    ---------
           Total                             (14,840)      46,018       (1,912)
                                            ---------     --------    ---------
   Total                                    ($66,668)     $33,187      $59,481
                                            =========     ========    =========

      The following table reconciles the U.S. Federal income tax rate to the Company's effective income tax rate:

                                                    Year Ended April 30,
                                             -----------------------------------
                                                1997         1996        1995
                                             ----------   ----------  ----------
   Statutory Rate                                35.0%       35.0%       35.0%
   Increase in income taxes resulting from:
        Purchased research and development                               42.8
        Goodwill amortization                    (1.6)        1.3          .4
        State income taxes, net of Federal
           tax benefit                             2.3        3.1         7.7
        Other                                                  .9         1.2
                                              ----------  ----------  ----------
   Effective rate                                 35.7%      40.3%       87.1%
                                              ==========  ==========  ==========


     A summary of deferred income taxes follows:

                                                              April 30,
                                                       ----------------------
                                                         1997          1996
                                                       --------      --------
   Gross deferred tax assets:
     Difference between accrual and cash
         basis accounting                              ($2,170)      ($7,366)
     Other                                                (195)         (811)
                                                       --------      --------
         Current                                        (2,365)       (8,177)
                                                       --------      --------

      Deferred Compensation                             (2,573)       (3,213)
      State Net Operating Loss Carryforward             (2,530)
      Impairment of Non-Performing Assets               (2,572)
      Other                                                             (443)
                                                       --------      --------
         Noncurrent                                     (7,675)       (3,656)
                                                       --------      --------
    Total                                              (10,040)      (11,833)
                                                       ========      ========

   Gross deferred tax liabilities:
      Depreciation                                      26,328        22,394
      Deferred subscriber acquisition costs             16,172        36,654
      Product development costs                          1,286         1,371
                                                       --------      --------
         Noncurrent                                     43,786        60,419
                                                       --------      --------
   Net deferred tax liabilities                        $33,746       $48,586
                                                       ========      ========

      Provision is not made for possible income taxes payable upon distribution of accumulated earnings of foreign subsidiaries. Such accumulated earnings aggregated $1,616 at December 31, 1996. Management believes that the taxes associated with repatriating these earnings would not be material. The state net operating loss carryforwards included in deferred tax assets expire on various dates through the year 2011.

6.  FOREIGN EXCHANGE RISK MANAGEMENT

      During fiscal years 1994 and 1996, the Company purchased forward foreign exchange contracts to hedge currency fluctuations for expenses payable in selected currencies in fiscal years 1995 and 1996. No maturities extend beyond the fiscal year for which the expenses are hedged. Gains and losses from forward contracts are recognized in earnings upon maturity, and directly offset the currency fluctuation for expenses paid. There are no open forward contract commitments at April 30, 1997.

7.  COMMITMENTS

      A portion of the Company's operations are conducted in leased facilities. Also, during the second quarter of fiscal 1997, the Company initiated an equipment leasing program. Total lease expense for the years ended April 30, 1997, 1996 and 1995 was $24,037, $13,283, and $8,397, respectively.

      Future minimum lease payments under noncancellable operating leases as of April 30, 1997 were as follows:

   Year Ended April 30,
   ------------------------
    1998                                             $25,842
    1999                                              23,020
    2000                                              16,819
    2001                                               6,494
    2002                                               3,794
    2003 and thereafter                                7,076
                                                   -----------
        Total                                        $83,045
                                                   ===========

      At April 30, 1997, the Company had a commitment for an unsecured $25 million revolving line of credit with a bank. The line of credit bears interest at either the bank's prime rate or the London Interbank Offered Rate ("LIBOR") plus .25% and expired in June 1997. There were no borrowings during 1997.

8.  CONTINGENCIES

      During fiscal 1997, the Company, certain current and former officers and directors of the Company and Parent were named as defendants in four purported class action lawsuits and one lawsuit based on the same allegations in which the plaintiff does not seek class action status. One purported class action lawsuit was voluntarily dismissed by the plaintiffs and such plaintiffs have joined plaintiffs in one of the remaining class action lawsuits. One suit names the lead underwriters of the Company's initial public offering as additional defendants and as representatives of a defendant class consisting of all underwriters who participated in such offering. Each pending suit alleges similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with the Company's public filings related to its initial public offering. One suit also alleges violations of the Ohio Securities Code and common law of negligent misrepresentation. Another suit also alleges violations of Colorado, Florida, and Ohio statutes and common law of negligent misrepresentation. Relief sought is unspecified, but includes pleas for rescission and damages. In addition to the five previously mentioned lawsuits, an action for discovery was filed during fiscal 1997 solely against the Company. In such action, the plaintiff seeks factual support for a possible additional claim relating to initial public offering disclosures. All of these existing lawsuits are before the State and Federal courts in Columbus, Ohio. The defendants are vigorously defending these suits.

       During fiscal 1997, TeleTech Teleservices, Inc. and TeleTech Telecommunications, Inc. (collectively, "TeleTech") commenced an action in the United States District Court, Southern District of Ohio against CompuServe Incorporated for alleged violations of certain outsourcing contracts between TeleTech and CompuServe Incorporated related to the WOW! online service.
Teletech seeks recovery under a liquidated damages provision and other compensatory damages, but has not asserted a specific amount to which it believes it would be entitled. CompuServe Incorporated has filed counterclaims alleging multiple breaches by TeleTech of the outsourcing contracts, including breach of fiduciary duty, breach of confidentiality, and breach of the non-compete and employee non-solicitation provisions of the outsourcing contracts by TeleTech. The Company believes it has meritorious defenses and counterclaims, and is vigorously pursuing this litigation.

      Subsequent to April 30, 1997, the Company received an assessment from the German taxing authority related to value-added taxes on the Company's services provided in Germany. Management is not able to estimate the amount of potential loss related to this assessment. The Company believes that after reviewing such matters and consulting with the Company's counsel that the ultimate resolution of this matter will not have a material adverse effect on the Company's consolidated financial statements.

     The Company in the ordinary course of business is threatened with or named as a defendant in various lawsuits. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that, except for the matters described herein, the final resolution of any threatened or pending litigation is not likely to have a material adverse effect on the financial statements of the Company.


9.  RESTRUCTURING RESERVES

      During fiscal year 1997, the Company incurred nonrecurring pretax charges totaling $34.8 million relating to the sale of certain assets and business operations of the corporate computer software group of SPRY; the withdrawal of the family-oriented WOW! online service; the consolidation of U.S.-based staff functions and office facilities; the renegotiation of certain third-party customer service agreements; the write-off of certain obsolete software costs for billing and customer service systems which are no longer being utilized by the Company and the write-off of investments in certain content and technology providers due to their deteriorated financial performance. Of the total charge, $17.2 million requires the outlay of cash; the remaining $17.6 million involves no commitment of funds. As of April 30, 1997, substantially all employees who were included in the employee severance accrual have been terminated by the Company.

The activity of these special charges is as follows:

                                           1997                    Balance at
                                         Provision    Activity    April 30, 1997
                                       ------------  ----------  ---------------

     Computer software group sale          $9,397      $8,282          $1,115
     WOW! discontinuation                   8,642       7,301           1,341
     Facilities consolidation               4,728       1,120           3,608
     Employee severance                     2,637       2,167             470
     Writedown of assets                    9,350       9,350
                                       ------------  ----------  ---------------
                                          $34,754     $28,220          $6,534
                                       ============  ==========  ===============

The balances in these restructuring reserves at April 30, 1997 are included in other accrued expenses. Total revenues and operating losses for the computer software group of SPRY were immaterial to the 1997 consolidated financial statements. Total revenues for WOW! during fiscal 1997 totaled $6.5 million. Direct operating expenses attributable to WOW!, exclusive of allocable network and host computing costs, totaled $33.9 million for fiscal year 1997.

10.  EMPLOYEE BENEFIT PLAN

      The Company sponsors a 401(k) Investment Plan for all U.S. based employees. The Investment Plan allows for employees to defer up to 10 percent of their compensation. The Company matches 50 percent of employee contributions, up to 6 percent, with such amounts vesting ratably over five years of service. Prior to fiscal year 1997, the Company's contributions were made at management's discretion. Contributions by the Company under the Investment Plan amounted to $2,829, $0, and $1,126 for the years ended April 30, 1997, 1996 and 1995, respectively.

11.  LONG-TERM INCENTIVE PLANS

      Executive Deferred Compensation Plan - In January 1997, the Company initiated an Executive Deferred Compensation Plan, under which certain key employees of the Company may elect to defer portions of compensation and earn interest on the deferred amounts. The Company matches contributions at a rate of 25%. The Company match in fiscal year 1997 was not material.

      Stock Option Plans -- In March 1996, the Company adopted the CompuServe Corporation Long-Term Incentive Plan and Outside Directors Plan (the "Plans") which authorize the grant of stock options, stock appreciation rights ("SARs"), stock grants (which may be subject to restrictions), performance stock and performance units, and authorizes the establishment of one or more stock purchase programs. The number of shares which may be awarded under the Plans shall not exceed 4,090,000 shares in the aggregate, and no more than 500,000 shares for stock options or stock appreciation rights may be awarded to any one individual in any one-year period. Awards under the Plans vest based on terms established by the Compensation Committee and are exercisable over periods established by the Compensation Committee not to exceed 10 years. Options to directors vest on the day preceding the Company's next annual meeting of stockholders. Under the terms of the Plans, options and stock appreciation rights are to be granted at exercise prices equal to the fair market value of such stock as of the date of grant.

      The following summarizes the stock option activity for the CompuServe Corporation Long-Term Incentive Plan from May 1, 1995 to April 30, 1997:

                                        Year Ended              Year Ended
                                      April 30, 1996          April 30, 1997
                                   -------------------     --------------------
                                             Weighted                 Weighted
                                  Number     Average      Number      Average
                                    of       Exercise       of        Exercise
                                  Shares      Price       Shares       Price
                                ----------   ---------  ----------  -----------

     Outstanding at
        beginning of period             0                3,677,142     $30.00
     Granted                    3,677,142      $30.00      548,578     $13.13
     Exercised                          0                        0
     Canceled                           0                2,385,715     $29.82
                                ----------   ---------   ---------  ----------
     Outstanding at end
        of period               3,677,142      $30.00    1,840,005     $25.20
                                ==========               =========

     Exercisable at end of year         0                        0
                                ==========               =========

     The following table summarizes information about options outstanding at April 30, 1997:


                                               Options Outstanding
                               -----------------------------------------------
                                            Weighted Average        Weighted
                                               Remaining            Average
     Range of Exercise                        Contractual           Exercise
     Prices                     Number           Life               Price

     $9.00 - $14.75             524,003          9.40               $13.13
     $30.00                   1,316,002          8.98               $30.00
                              ----------
                              1,840,005                             $25.20
                              ==========

      As of April 30, 1997, there were 56,400 options outstanding under the Outside Directors Plan of which 33,900 were granted in fiscal year 1997. As of April 30, 1997, 36,400 options under this plan are exercisable at prices ranging from $8.81 - $30.00 per share. All options to directors have a weighted-average remaining contractual life of 9.32 years.

      The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the plans in 1997 or 1996. All options under the Long-Term Incentive Plan will expire on October 24, 1997 if the Company has not been spun-off from Parent. The fair value of options are expected to be of nominal value based on management's expectations of exercisability given current market
conditions.   Accordingly, the options have no compensation cost considerations under the provisions of FASB Statement No. 123. Subsequent to April 30, 1997, the Board of Directors eliminated the expiration clause from the option agreements.

      Stock Purchase Plan -- The Company has established the CompuServe Corporation 1996 Employee Stock Purchase Plan (the "Stock Purchase Plan") which is intended to facilitate open market purchases of Common Stock by employees. All shares purchased by employees through the Stock Purchase Plan are at fair market value on the date of purchase. Generally, all regular employees who work at least 20 hours per week are eligible to participate in the Stock Purchase Plan after 90 consecutive days of employment. Participants may authorize payroll deductions of between 2% and 6% of their pay to be used for purchases under the Stock Purchase Plan. All costs of administering the Stock Purchase Plan, the fees and expenses of the Agent and other administrative expenses are paid by the Company.

12.  RELATED PARTY TRANSACTIONS

      Due From/To Parent -- Amounts due to Parent consist of cash advances for purchases of property and equipment, acquisitions, current income tax liabilities and fluctuating working capital needs, offset by payments made by the Company from its operating bank accounts and tax benefits which result from Block's ability to reduce U.S. Federal income taxes through utilization of the Company's tax losses. Effective November 1, 1995, the Company was charged interest at the prime rate of Commerce Bank of Kansas City, adjusted monthly. Prior to this date, Parent did not charge (credit) the Company interest expense (income) on the balance. Following the sale of common stock as described in note 1, the Company paid Parent $205,000 to satisfy the balance owed, including interest of $5,555. The supplemental earnings per share for the year ended April 30, 1996 would have been $0.64 assuming this balance and related interest expense would have been eliminated at the beginning of the period. At April 30, 1997 and 1996, the Company is owed $70,228 and $17,377 by Parent reflecting primarily the tax benefits which resulted from Block's ability to reduce U.S. Federal income taxes through utilization of the Company's tax losses.

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

     Tax Sharing Agreement -- The Company and Block have entered into an Income Tax Sharing Agreement, pursuant to which the Company generally is obligated to pay Block the Company's liability for federal, state and local income taxes incurred during any taxable period or, in the event of tax losses, the Company receives payment equal to the amount by which Block's U.S. Federal income taxes are reduced..

      Executive  Deferred Compensation Plan -- Until January 1997,  certain  key
employees   of   the   Company  participated  in  Block's  Executive   Deferred
Compensation Plan. This Plan permitted its participants to defer portions of compensation and earn interest on the deferred amounts. The salaries and the Company's matching of deferred salaries are included in the consolidated statements of operations. Since Block is liable for all distributions made or to be made under the Plan, the Company has recorded the deferred compensation and the matching thereon as part of the Due From/To Parent balance in the consolidated balance sheets. Any contributions made to this Plan prior to January 1997 were permitted to remain in the Plan and continue to accrue interest. Subsequent to January 1997, these employees were no longer permitted to contribute to this plan, however the Company established its own Executive Deferred Compensation Plan (see note 11).

      Stock Option Plans -- The Company's employees participated in several of Block's stock option plans for its common stock. Any remaining options not exercised by 90 days after the expected split-off or spin-off date by the Parent will expire. Under these plans, options were granted to selected employees to purchase Block's common stock for periods not exceeding ten years at a price not less than 100 percent of fair market value on the date of the grant.

      In connection with the acquisition of SPRY, outstanding options to purchase SPRY common stock under an employee stock option plan were converted on April 5, 1995 to purchase shares of Block's convertible preferred stock.

      Computer Programming and Processing Services -- The Company provides certain programming and electronic processing services related to tax return filings with the Internal Revenue Service and in various state jurisdictions for an affiliate of Parent. The terms of this arrangement are renegotiated annually. Revenues generated in connection with this arrangement amounted to $9,680, $8,012, and $12,500 for the years ended April 30, 1997, 1996 and 1995, respectively.

      Corporate Services Agreement -- The Company and HRB Management, Inc., a wholly-owned subsidiary of Parent, entered into a corporate services agreement pursuant to which HRB Management, Inc. will provide to the Company from time to time, upon request of the Company, certain routine and ordinary corporate services, including financial, accounting, tax and legal services. For these services, Parent will be reimbursed for its costs (including the pro rata costs of Parent employees performing such services and allocable overhead). The initial term of this agreement is one year. Thereafter, unless either party provides the other with at least 60 days' prior written notice to the contrary, the agreement will be automatically renewed for successive one year terms until terminated. No amounts were paid in 1997, 1996 or 1995.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not Applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The Board of Directors of the Company is divided into three classes of directors, with each class elected to a three-year term every third year and holding office until their successors are elected and qualified. The following table sets forth information with respect to directors and executive officers of the Company for the fiscal year ended April 30, 1997:

Name                                Age                 Position
-----------------------           -------      -------------------------
Frank L. Salizzoni                  60        Chairman of the Board of Directors
                                              and Acting Chief Executive Officer

Lawrence A. Gyenes                  46        Executive Vice President and
                                              Chief Financial Officer

Herbert J. Kahn                     57        Executive Vice President,
                                              Corporate Operations

Dennis D.  Matteucci                58        President, Interactive Services

Peter F. Van Camp                   41        Executive Vice President,
                                              Network Services

Henry F. Frigon                     62        Director

Roger W. Hale                       54        Director

Morton I. Sosland                   72        Director

Edward E. Lucente                   57        Director


     Frank L. Salizzoni has served as a director of the Company since June 1996 and has served as the Chairman of the Board of the Company since October 1996 and acting Chief Executive Officer since February 1997. Mr. Salizzoni has served as President and Chief Executive Officer of H&R Block since June 1996. He served as President and Chief Operating Officer of USAir, Inc. from March 1994 until April 1996. From November 1990 to March 1994, he served as Executive Vice President-Finance of USAir, Inc. Mr. Salizzoni is a director of H&R Block, Orbital Sciences Corporation and SKF USA Inc.

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

      Herbert J. Kahn has served as Executive Vice President, Corporate Operations of the Company since March 1995. He was Senior Vice President, Administration from May 1992 to March 1995, and was Vice President, Administration from the time he joined the Company in September 1991 to May 1992. Prior to joining the Company, Mr. Kahn was Executive Vice President of Operations for ABB Process Automation, Inc. Mr. Kahn is a director of Cross Medical, Inc.

      Dennis D. Matteucci has served as President, Interactive Services of the Company since May 1, 1996. Mr. Matteucci served as Group Executive for Transmission and Components, Sales and Marketing of Northern Telecom from January 1994 until his retirement in September 1994. From June 1993 to
January 1994 he served as Chief Operating Officer of such company, from February 1993 to June 1993 he served as Executive Vice President, Sales of an operating company of Northern Telecom, and from September 1991 to February 1993 he held various other positions at Northern Telecom. Prior to that, Mr. Matteucci held various positions with IBM.

      Peter F. Van Camp has served as Executive Vice President of Network Services since August 1995. He was Vice President Sales for Network Services, including the management of that division's European operations from January 1991 to August 1995. He joined the Company in 1982 and has held various field management positions in the Company throughout the United States.

     Mr. Frigon has served as a director of the Company since February 1996 and served as Chairman of the Board of Directors of the Company from June 1996 until October 1996. Mr. Frigon is a private investor and consultant. He retired as CEO and President of BATUS, Inc. in March 1990 after serving with that company for some 10 years. He most recently served as Executive Vice President-Corporate Development & Strategy and Chief Financial Officer of Hallmark Cards Incorporated, Kansas City, Missouri, from December 1990 to
December 1994. Mr. Frigon also served on the Board of Directors for BAT Industries p.l.c., and Hallmark, Inc. during his time there. Mr. Frigon is presently a director of H&R Block, Group Technologies, Inc., Buckeye Cellulose Corp. and Dimon, Inc.

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

      Mr. Edward E. Lucente has served as a director of the Company since October 1996. Mr. Lucente has served as President and CEO of Liant Software Corporation since 1995; as a marketing consultant from May 1994 to 1995; head of worldwide sales and marketing of Digital Equipment Corp. from March 1993 until April 1994; Executive Vice-President of Northern Telecom Limited from January 1992 until March 1993; Member of the Executive Office of Northern Telecom Limited from February 1991 until March 1993; Senior Vice President of Marketing for Norther Telecom Limited from February 1991 until January 1992; Corporate Vice President of International Business Machines Corporation ("IBM") from 1981 until February 1991. Mr. Lucente is a director of Genicom Corporation and Information Resources Inc.

      Robert J. Massey resigned as President and Chief Executive Officer of the Company in February 1997 and Steven P. Stanbrook resigned as President, CompuServe Europe in October 1996.

Information Regarding the Board of Directors and Committees

     The Company's By-laws provide for a minimum of two directors and a maximum of fifteen directors and empower the Company's Board of Directors to fix the exact number of directors and to fill any vacancies on the Board of Directors. The Company's Board of Directors currently consists of five directors. Under the Company's Certificate of Incorporation, the Company's Board of Directors is divided into three classes with each class of directors serving a staggered three-year term. The terms of Messrs. Frigon and Hale will expire at the annual meeting of stockholders to be held in 1997, the term of Mr. Lucente will expire at the annual meeting of stockholders to be held in 1998 and the terms of Messrs. Salizzoni and Sosland will expire at the annual meeting of stockholders to be held in 1999.

      Under the Company's By-laws, the Board of Directors may establish one or more committees, appoint one or more members of the Board of Directors to serve on each committee, fix the exact number of committee members, fill vacancies, change the composition of the committee, impose or change the duties of the committee and terminate the committee. The Board of Directors has established Audit and Compensation Committees. The members of the Audit Committee are currently Messrs. Hale (Chairman), Frigon, Lucente and Sosland. The Audit Committee is empowered by the Board of Directors to review the financial books and records of the Company in consultation with the Company's accounting staff and its independent auditors and to review with the accounting staff and independent auditors any questions raised with respect to accounting and auditing policy and procedure. The members of the Compensation Committee are currently Messrs. Frigon (Chairman), Hale, Lucente and Sosland. The Compensation Committee makes recommendations to the Board of Directors as to general levels of compensation for all employees of the Company, the annual salary of each of the executive officers of the Company, and awards to employees under the Company's Incentive Plan described in Item 11 and reviews and approves compensation and benefit plans of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

                          Summary Compensation Table

      The following table sets forth the amounts earned during the fiscal years ended April 30, 1997, 1996 and 1995 by the Company's chief executive officers and other persons named below (collectively, the "Named Executive Officers").


                                                          Long-Term
                                                          Compensation
                                                          Awards
                                         Annual           Shares
                                       Compensation       Underlying
Name and Principle Position  Year    Salary    Bonus      Options #   Other(1)
---------------------------  ----   --------  -------    -----------  ---------

Robert J. Massey (2)         1997   $223,173                          $125,478
Former President and Chief   1996    263,402   $42,340     399,000         783
Executive Officer                                          90,000(7)
                             1995    197,358   188,474     135,000(7)   11,348

Frank L. Salizzoni (3)
Chairman  of the  Board  of
Directors and acting  Chief
Executive Officer

Dennis D. Matteucci (4)      1997    300,000                20,000
President, Interactive       1996     11,539    37,383     100,000
Services

Lawrence A. Gyenes (5)       1997    250,000                20,000
Executive Vice President
and Chief Financial Officer  1996      9,615    50,000     100,000

Herbert J. Kahn              1997    198,558                20,000
Executive Vice President,
Corporate Operations         1996    187,598    40,420     188,500      53,598
                                                            40,000 (7)
                             1995    165,673    94,160      65,000 (7)  51,221

Peter Van Camp               1997    177,115                20,000
Executive Vice President,    1996    126,216   107,670
Network Services             1995    112,000   125,875

Steven P. Stanbrook (6)      1997    167,601                             8,939
Former President,            1996     28,346               100,000
CompuServe Europe

Chester Scott                1997    130,962    84,000
Vice President,              1996    122,621    70,625      70,500
Network Sales                1995    112,000   139,375


(1) Includes severance payments and any payments under the Company's Deferred Compensation Plan and H&R Block's Executive Survivor Plan and Deferred Compensation Plan.

(2) Mr. Massey was promoted to President and Chief Executive Officer of the Company in June 1995 and resigned in February 1997. Mr. Massey's annual base salary was $275,000.

(3) Mr. Salizzoni has been a director of the Company since June 1996 and has served as the Chairman of the Board of the Company since October 1996 and acting chief executive officer since February 1997. Mr. Salizzoni does not receive any compensation from the Company.

(4)  Mr.  Matteucci  was hired by the Company in April 1996.   Mr.  Matteucci's
annual base salary is $300,000.

(5) Mr. Gyenes was hired by the Company in April 1996. Mr. Gyenes's annual base salary is $250,000.

(6) Mr. Stanbrook was hired by the Company as President, CompuServe Europe in March 1996 and resigned in October 1996. Mr. Stanbrook's annual base salary was $275,000.

(7) Represents options to acquire H&R Block common stock granted pursuant to H&R Block's 1993 Long-Term Executive Compensation Plan.


Stock Option Grants

      The following table summarizes options granted during the fiscal year ended April 30, 1997 to the Named Executive Officers. The amounts shown as potential realizable values on the options identified in the table are based on assumed annualized rates of appreciation in the price of the common stock underlying the options of five percent and ten percent over the term of the options, as set forth in the rules of the Securities and Exchange Commission. Actual gains, if any, on stock option exercises are dependent upon the future performance of the common stock underlying the options. There can be no assurance that the potential realizable values reflected in this table will be achieved. No stock appreciation rights of the Company were granted during the Company's 1997 fiscal year.


                    Stock Option Grants in Last Fiscal Year

                                                                  Potential
                                                                Realizable Value
                                                                       at
                                                                 Assumed Annual
                                                                    Rates of
                      Shares                                      Stock Price
                    Underlying            Exercise               Appreciation
                      Options   % Total   of Base   Expiration  for Option Term
NAME                  Granted   Granted    Price       Date       5%       10%
------------------  ----------  -------  --------   ---------- -------- --------

Dennis D. Matteucci  20,000(1)    3.6%   $295,000   10/24/97   $185,524 $470,154

Lawrence A. Gyenes   20,000(1)    3.6%    295,000   10/24/97    185,524  470,154

Herbert J. Kahn      20,000(1)    3.6%    295,000   10/24/97    185,524  470,154

Peter Van Camp       20,000(1)    3.6%    295,000   10/24/97    185,524  470,154



(1) Represents options to purchase shares of CompuServe common stock awarded by the CompuServe Compensation Committee. The vesting of such options are tied to the performance of the Company's stock price.


Option Exercises and Fiscal Year-End Values

      The following table presents the number and value of unexercised options to acquire shares of the Company's common stock as of April 30, 1997 for the Named Executive Officers. No options to acquire the Company's common stock were exercised by the Named Executive Officers during the year ended April 30, 1997.

                                       FISCAL YEAR END VALUES

                                   Number of            Value of
                                   Unexercised        Unexcerised
                                     Options          In-the-Money
                                  at FY-End (#)     Options at FY-End
                                 Exercisable (E)      Exercisable (E)
                                Unexercisable(U)     Unexercisable(U)
                              -------------------   ------------------

   Frank L. Salizzoni                  0 E                $0
                                   6,400 U                 0

   Dennis D. Matteucci                 0 E                $0
                                 120,000 U                 0

   Lawrence A. Gyenes                  0 E                $0
                                 120,000 U                 0

   Herbert J. Kahn                     0 E                $0
                                 208,500 U                 0

   Peter Van Camp                      0 E                $0
                                 155,334 U                 0

   Chester Scott                       0 E                $0
                                  70,500 U                 0


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

      Under the KEIP Program, employees selected by the Compensation Committee will have the opportunity to receive a cash incentive award based on the attainment of KEIP Program Goals established by the Compensation Committee for a Performance Period (which shall be the fiscal year of the Company). The KEIP Program also permits participants to be selected, and KEIP Program Goals to be established for those participants, by the Executive Vice President, Administration and the Chief Executive Officer of the Company. The KEIP Program Goals are based on one or more of the following elements, as determined by the Compensation Committee: (i) Company income, (ii) Company revenue,
(iii) net new CSi and SPRYNET customers, and (iv) net new Network Services customers. The KEIP Program Goals are to be established, and may be revised, by the Compensation Committee, provided that such establishment or revision may occur not later than 90 days after the beginning of the Performance Period (but in no event after 25% of the Performance Period has elapsed), and while the outcome as to the goals is substantially uncertain. If actual performance exceeds the established goals, participants may earn up to 150% of the target amount. (However, in no event may the amount payable to any participant under the KEIP Program for any Performance Period exceed $500,000.) If actual results fall short of the KEIP Program Goals, awards will be less than the target amount. Awards for the KEIP Program for any Performance Period will be paid as soon as practicable after the end of the Performance Period, and after the Compensation Committee has approved the report of the performance results.

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

     Compensation of Directors

     Beginning on November 1, 1996, the Directors of the Company receive $6,000 per fiscal quarter in cash compensation for their services. This fee is payable at the first meeting of each fiscal quarter. Prior to this date, the Directors did not receive any annual cash retainers or cash fees for attendance at board or committee meetings.

      On March 12, 1996, the Company adopted the CompuServe Corporation 1996 Outside Directors Plan (the "Directors Plan") which was approved by the
Company's  sole  stockholder,  H&R  Block Group,  in  March  1996.   Under  the
Directors Plan, each non-employee Director of the Company (an "Outside Director") is automatically granted an option to purchase 7,500 shares of Common Stock upon being elected a new Director. Individuals who first become Outside Directors on other than an annual meeting date are eligible for an option award, subject to a pro rata reduction to reflect the period during which they were not an Outside Director. Directors who are reelected are granted an option for each such additional term, to purchase 5,000 shares of Common Stock, the award being effective on the date of the Annual Meeting of Stockholders at which they are reelected.

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

     The following table sets forth the number of options to purchase shares of Common Stock which have been awarded under the Outside Director's Plan.

                                                         Shares Underlying
                                                         Options Granted(1)
                                                     ------------------------

Director Group (5 persons)                                     56,400


(1) The options reported in this column consist of non-qualified options to acquire Common Stock which have been awarded to the Company's four Outside Directors. As of April 30, 1997, 36,400 options are exercisable at prices ranging from $8.81 - $30.00 per share. No options have been exercised.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of April 30, 1997, the ownership of the Company's common stock by beneficial owners of more than five percent (5%) of the outstanding shares of the Company, the directors of the Company, the Named Executive Officers, and all directors and executive officers as a group.

                                      Sole Voting   Shared Voting
                      Total Shares       and             and
                      Beneficially    Investment     Investment    Percent of
NAME                   Owned (1)        Power           Power        Class
--------------------  ------------    -----------   -------------  ----------
Dennis D. Matteucci

Lawrence A. Gyenes          1,000          1,000                         .01

Herbert J. Kahn               500            500                         .01

Peter F. Van Camp             500            500                         .01

Chester E. Scott           10,000         10,000                         .11

Henry F. Frigon             9,000          3,000             6,000       .10

Roger W. Hale                 500            500                         .01

Morton I. Sosland          15,000         15,000                         .16

Edward E. Lucente

Frank L. Salizzoni          7,500          7,500                         .08

All directors and
executive officers         44,000         38,000             6,000       .48
as a group(10 persons)

H&R Block, Inc.        74,200,000     74,200,000                       80.13
4400 Main Street
Kansas  City, MO 64111


(1) As of April 30, 1997. For purposes of this disclosure, the Securities and Exchange Commission has defined "beneficial ownership" to include securities over which the individual has sole or shared investment or voting power regardless of the economic incidents of ownership. The shares reported in the table include shares held by certain family members of the directors or in trusts or custodianships for such members (directly or through nominees).

Ownership of H&R Block Stock

      The following table sets forth, as of June 1, 1997, the ownership of H&R Block common stock by the Company's directors, the Named Executive Officers, and all directors and executive officers as a group.

                                               Sole Voting     Shared Voting
                              Total Shares        and               and
                              Beneficially     Investment       Investment
Name                             Owned(1)        Power            Power(1)
------------------------      ------------     -----------     -------------

Dennis D. Matteucci                  260                             260
Lawrence A. Gyenes                 1,000         1,000
Herbert J. Kahn                   10,466(2)     10,466(2)
Peter F. Van Camp                  4,216         4,216
Chester E. Scott                   3,000         3,000
Henry F. Frigon                   13,999(2)      5,999(2)          8,000
Roger W. Hale                     13,169(2)     13,169(2)
Morton I. Sosland                282,397(2)     97,809(2)        184,588
Edward E. Lucente
Frank L. Salizzoni                25,333        23,333             2,000

All directors and executive
officers as a group
(10 persons)                     346,624       151,776           194,848


(1) As of June 1, 1997. For purposes of this disclosure, the Securities and Exchange Commission has defined "beneficial ownership" to include securities over which the individual has sole or shared investment or voting power regardless of the economic incidents of ownership. The shares reported in the table include shares held by certain family members of the directors or in trusts or custodianships for such members (directly or through nominees). The reported shares also include 260 shares owned by Mr. Matteucci's wife, 8,000 shares held by a charitable foundation of which Mr. Frigon is a director, 9,000 shares held by a charitable foundation of which Mr. Sosland is an officer and a director, 104,592 shares held by a corporation of which Mr. Sosland is an officer and a director, and 2,000 shares held by a charitable foundation of which Mr. Salizzoni is an officer. The respective directors have disclaimed any beneficial ownership of those shares held by or for their family members, Mr. Frigon has disclaimed any beneficial ownership of those shares held in the name of the charitable foundation of which he is a director, and Mr. Sosland has disclaimed any beneficial ownership of those shares held by said corporation or in the name of the charitable foundation of which he is an officer and director. Mr. Salizzoni has disclaimed any beneficial ownership of those shares held in the name of the charitable foundation of which he is an officer.

(2) Includes shares which the specified person has the right to purchase within 60 days pursuant to options granted in connection with H&R Block's stock option plans, as follows: Mr. Kahn -- 10,166; Mr. Frigon -- 5,999; Mr. Hale -- 11,999; Mr. Salizzoni -- 19,333; and Mr. Sosland -- 19,999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company is controlled by H&R Block, which beneficially owns not less than 80.1% of the outstanding Common Stock of the Company. On July 16, 1996, H&R Block announced that its Board of Directors had approved plans to spin-off H&R Block's remaining 80.1% interest in CompuServe. The Spin-off was subject to, among other things, shareholder approval at H&R Block's annual meeting expected to take place in September 1996 and a favorable ruling from the
Internal Revenue Service as to the tax-free nature of the transaction. H&R Block announced that it expected the Spin-off to be completed on or about November 1, 1996.

      On August 28, 1996, Block announced that its Board of Directors decided not to present the proposed Spin-off to shareholders at the Block September 11, 1996 annual meeting. The decision not to present the CompuServe Spin-off for a shareholder vote on September 11 was based, in part, on the Company's reported first quarter and projected second quarter losses, market uncertainties regarding the online industry and the planned September 1996 introduction of new interfaces for the CompuServe Interactive Service ("CSi").

      The taxable income and losses of the Company and its consolidated subsidiaries, including SPRY (the "Company Group"), are included in the consolidated federal income tax returns filed by H&R Block and its consolidated subsidiaries (the "Parent Group"). The Company and H&R Block entered into a Tax Sharing Agreement (the "Tax Sharing Agreement") which requires the Company to pay H&R Block an amount in respect of federal income taxes equal to the amount of the federal income taxes that the Company Group would be required to pay if the Company Group were to file its own consolidated federal income tax return and was never part of the Parent Group. Effectively, this results in the Company's annual income tax provision being computed as if the Company filed a separate tax return, except that items such as net operating losses, capital losses, foreign tax credits, investment tax credits or similar items which might not be immediately recognizable in a separate return, are allocated according to the Tax Sharing Agreement and reflected in the Company's annual income tax provision to the extent that such items reduce the current or future Parent Group federal income tax liability.

     At April 30, 1997, the Company is owed $70.2 million by Parent, due primarily for income tax benefits resulting from the Company's pretax losses for the sixteen months ended April 30, 1997.

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

      The Company provides certain programming and electronic processing services related to tax return filings with the Internal Revenue Service and in various state jurisdictions for an affiliate of H&R Block. The terms of this arrangement may be renegotiated annually. Revenues generated in connection with this arrangement amounted to approximately $9.7 million for the year ended April 30, 1997.

      In April 1996, the Company and HRB Management, a wholly-owned subsidiary of the H&R Block Group, entered into a Corporate Services Agreement pursuant to which HRB Management will provide to the Company from time to time, upon request of the Company, certain routine and ordinary corporate services, including financial, accounting, tax, legal and internal audit services. For these services, HRB Management will be reimbursed for its costs (including the pro rata costs of the HRB Management employees performing such services and allocable overhead). The initial term of this agreement is one year. Thereafter, unless either party provides the other with at least 60 days' prior written notice to the contrary, the agreement will be automatically renewed for successive one year terms until terminated. No amounts were paid in 1997.

      In connection with Robert J. Massey's resignation in February 1997 as the Company's President and Chief Executive Officer and a director of the Company, the Company and Mr. Massey entered into an agreement pursuant to which Mr. Massey is to be paid over a one-year period severance pay in the amount of $550,000 (equal to twice Mr. Massey's then current annual base pay). Mr. Massey is also entitled to continuation of certain medical benefits through August 31, 1997. In the event of the occurrence of a "change in control" of the Company prior to August 17, 1997 or the execution prior to such date of a definitive agreement, binding letter of intent or binding letter in principle regarding a "change in control" of the Company, subject to certain exceptions, Mr. Massey will become entitled to a bonus equal to $600,000 and, under certain circumstances, an additional $137,500. Mr. Massey had three months after February 17, 1997 to exercise any outstanding options to acquire H&R Block common stock then exercisable. On various dates during these three months, Mr. Massey exercised a total of 18,001 options. All options to acquire shares of Common Stock of the Company will expire unexercised. Pursuant to the agreement, Mr. Massey has agreed not to engage in any activity in the United States or Europe for a period of 12 months following the date of the agreement that would compete with the Company's online interactive information services, Internet access services or network services.

      In connection with Alexander B. Trevor's resignation in June 1996 as the Company's Executive Vice President and Chief Technology Officer, the Company and Mr. Trevor entered into an agreement pursuant to which, among other things, Mr. Trevor became entitled to 24 weeks of severance pay and certain earned incentive compensation. In addition, Mr. Trevor became entitled to 20 weeks of additional base pay.

      The Company has adopted a plan which could apply as a result of a "change in control" of the Company. The following are the material terms of such plan. In the event of the termination of an employee in connection with a "change in control" of the Company, such employee would be entitled to either (i) two times annual base salary and target bonus for executive vice presidents and above, (ii) one times annual base salary and target bonus for vice presidents and director level employees and (iii) two weeks base salary for each year of service (with a minimum of three months and a maximum of six months base salary) for all other employees. Such severance will be paid to an employee terminated (i) without "cause" within two years of a "change in control" or who resigns with "good reason" or (ii) without "cause" during a "potential change of control" and a "change of control" in fact occurs within three months after such person's termination date. In addition, options awarded under the Company's 1996 Long-Term Incentive Plan would immediately vest upon a "change of control." The Company's Board of Directors may revoke or materially modify these severance benefits on 180 days notice. A "change of control" includes, but is not limited to, (i) the acquisition by any person of more than 25% of the voting power of the Company's Common Stock, (ii) stockholder approval of a merger involving the Company unless more than 50% of the successor is owned by the prior owners of the Company, (iii) a majority of the Company's board of directors are not nominated by the incumbent board or (iv) if the Company ceases to own all or substantially all of its Interactive division or Network division.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     A.  Consolidated Financial Statements

      The following consolidated financial statements of CompuServe Corporation and the Report of Independent Auditors thereon are included in Item 8, above.

Description

Independent Auditors' Report

Consolidated Balance Sheets as of April 30, 1997 and 1996

Consolidated Statements of Operations for the Years Ended April 30, 1997, 1996 and 1995

Consolidated Statements of Stockholders' Equity for the Years Ended April 30, 1997, 1996 and 1995

Consolidated Statements of Cash Flows for the Years Ended April 30, 1997, 1996 and 1995

Notes to Consolidated Financial Statements

     B.  Financial Statement Schedules

     Schedule II -- Valuation and Qualifying
     Accounts for the Years Ended April 30,
     1997, 1996 and 1995

     C.  Exhibits

Exhibit
Number

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

10.13 CompuServe Corporation 1996 Employee Stock Purchase Plan (incorporated by reference to similarly numbered exhibit to Registration Statement on Form S-1 (No. 333-1498) of CompuServe Corporation).
Exhibit
Number

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

27        Financial Data Schedule.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of July, 1997.

                                   COMPUSERVE CORPORATION

                                   By:  _______________________
                                        Lawrence A. Gyenes
                                        Executive Vice President
                                        and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934 this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures                           Title                        Date

      *
-------------------           Chairman of the Board and         July 29, 1997
Frank L. Salizzoni            Director and Acting Chief
                              Executive Officer

      *
-------------------           Executive Vice President          July 29, 1997
Lawrence A. Gyenes            and Chief Financial Officer
                              (Principle Accounting Officer)

      *                       Director                          July 29, 1997
-------------------
Henry F. Frigon


      *                       Director                          July 29, 1997
-------------------
Roger W. Hale


      *                       Director                          July 29, 1997
-------------------
Morton I. Sosland


      *                       Director                          July 29, 1997
-------------------
Edward E. Lucente


*By: Lawrence A. Gyenes
     Lawrence A. Gyenes, as
     Attorney-In-Fact for each
     of the persons indicated


               Schedule II -- Valuation and Qualifying Accounts
                            (Amounts in thousands)
               For the Years Ended April 30, 1997, 1996 and 1995


     Column A          Column B   Column C -- Additions   Column D    Column E
  ---------------    ----------- ----------------------- ----------  ----------
                     Balance at  Charged to   Charged to             Balance at
                     Beginning   Costs and      Other                  End of
    Description      of Period    Expenses     Accounts  Deductions    Period
  ---------------    ----------- ----------------------- ----------  ----------

Year Ended
April 30, 1997
Allowance for
Doubtful Accounts     $3,429      $24,269                  $22,814     $4,884

Year Ended
April 30, 1996
Allowance for
Doubtful Accounts     $3,986      $11,505                  $12,062     $3,429

Year Ended
April 30, 1995
Allowance for
Doubtful Accounts     $3,283       $4,223                   $3,520     $3,986




                                 EXHIBIT INDEX

Exhibit
Number    Description

27        Financial Data Schedule