Form 10-K/A
period 1997-04-30
COMPUSERVE CORP
filed 1997-08-18
CIK 22896

101


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                           _________________________

                                   FORM 10-K/A


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

Interactive Services

     CompuServe Interactive Service

      CompuServe Interactive Service ("CSi") is one of the two largest consumer online services in the world. As of April 30, 1997, the number of CSi subscribers, exclusive of the subscribers of NIFTY SERVE, CompuServe's Japanese licensee, was approximately 2.8 million, a decrease of about 12% since April 30, 1996. CSi targets the more experienced PC user in both the home and office who values breadth and depth of professional and business-oriented content. CSi provides over 2,000 content areas such as finance, current events and online reference; over one thousand managed forums where subscribers with similar interests can meet to exchange information, hold online discussions and download files and programs; e-mail; integrated Internet access; and electronic commercial services. CSi has been building its extensive content and associated relationships for over sixteen years. Management believes CSi offers the broadest and most comprehensive content in the consumer online industry, resulting in a service which would be difficult for competitors to replicate.

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

     CNS is also focusing its product development efforts on the application hosting market. By integrating leading client-server software platforms in its data centers, CNS provides state-of-the-art groupware application and Web hosting facilities. To provide these services, CNS works with industry leaders in client-server platforms such as Microsoft, Lotus and Netscape.

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

The activity of these special charges is as follows:

                                           1997                    Balance at
                                         Provision    Activity    April 30, 1997
                                       ------------  ----------  ---------------

     Computer software group sale          $9,397      $8,282          $1,115
     WOW! discontinuation                   8,642       7,301           1,341
     Facilities consolidation               4,728       1,120           3,608
     Employee severance                     2,637       2,167             470
     Writedown of assets                    9,350       9,350
                                       ------------  ----------  ---------------
          Total                           $34,754     $28,220          $6,534
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

           Not Applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The Board of Directors of the Company is divided into three classes of directors, with each class elected to a three-year term every third year and holding office until their successors are elected and qualified. The following table sets forth information with respect to directors and executive officers of the Company for the fiscal year ended April 30, 1997:

Name                                Age                 Position
-----------------------           -------      -------------------------
Frank L. Salizzoni                  59        Chairman of the Board of Directors
                                              and Acting Chief Executive Officer

Lawrence A. Gyenes                  46        Executive Vice President and
                                              Chief Financial Officer

Herbert J. Kahn                     57        Executive Vice President,
                                              Corporate Operations

Dennis D.  Matteucci                58        President, Interactive Services

Peter F. Van Camp                   41        Executive Vice President,
                                              Network Services

Henry F. Frigon                     62        Director

Roger W. Hale                       54        Director

Morton I. Sosland                   72        Director

Edward E. Lucente                   57        Director


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


                                                          Long-Term
                                                          Compensation
                                                          Awards
                                         Annual           Shares
                                       Compensation       Underlying
Name and Principle Position  Year    Salary    Bonus      Options #   Other(1)
---------------------------  ----   --------  -------    -----------  ---------

Robert J. Massey (2)         1997   $223,173                          $125,478
Former President and Chief   1996    263,402   $42,340     399,000         783
Executive Officer                                           90,000(7)
                             1995    197,358   188,474     135,000(7)   11,348

Frank L. Salizzoni (3)       1997
Chairman  of the  Board  of  1996                            6,400
Directors and acting  Chief  1995
Executive Officer

Dennis D. Matteucci (4)      1997    300,000                20,000
President, Interactive       1996     11,539    37,383     100,000
Services

Lawrence A. Gyenes (5)       1997    250,000                20,000
Executive Vice President
and Chief Financial Officer  1996      9,615    50,000     100,000

Herbert J. Kahn              1997    198,558                20,000
Executive Vice President,
Corporate Operations         1996    187,598    40,420     188,500      53,598
                                                            40,000 (7)
                             1995    165,673    94,160      65,000 (7)  51,221

Peter Van Camp               1997    177,115                20,000
Executive Vice President,    1996    126,216   107,670     135,334
Network Services             1995    112,000   125,875

Steven P. Stanbrook (6)      1997    167,601                             8,939
Former President,            1996     28,346               100,000
CompuServe Europe

Chester Scott                1997    130,962    84,000       7,500
Vice President,              1996    122,621    70,625      70,500
Network Sales                1995    112,000   139,375


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


                    Stock Option Grants in Last Fiscal Year

                                                                  Potential
                                                                Realizable Value
                                                                       at
                                                                 Assumed Annual
                                                                    Rates of
                      Shares                                      Stock Price
                    Underlying            Exercise               Appreciation
                      Options   % Total   of Base   Expiration  for Option Term
NAME                  Granted   Granted    Price       Date       5%       10%
------------------  ----------  -------  --------   ---------- -------- --------

Dennis D. Matteucci  20,000(1)    3.6%   $295,000   10/24/97   $185,524 $470,154

Lawrence A. Gyenes   20,000(1)    3.6%    295,000   10/24/97    185,524  470,154

Herbert J. Kahn      20,000(1)    3.6%    295,000   10/24/97    185,524  470,154

Peter Van Camp       20,000(1)    3.6%    295,000   10/24/97    185,524  470,154

Chester E. Scott      7,500(1)    1.4%    110,625   10/24/97     69,600  176,325


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

                                       FISCAL YEAR END VALUES

                                   Number of            Value of
                                   Unexercised        Unexcerised
                                     Options          In-the-Money
                                  at FY-End (#)     Options at FY-End
                                 Exercisable (E)      Exercisable (E)
                                Unexercisable(U)     Unexercisable(U)
                              -------------------   ------------------

   Frank L. Salizzoni                  0 E                $0
                                   6,400 U                 0

   Dennis D. Matteucci                 0 E                $0
                                 120,000 U                 0

   Lawrence A. Gyenes                  0 E                $0
                                 120,000 U                 0

   Herbert J. Kahn                     0 E                $0
                                 208,500 U                 0

   Peter Van Camp                      0 E                $0
                                 155,334 U                 0

   Chester Scott                       0 E                $0
                                  78,000 U                 0


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

      Under the KEIP Program, employees selected by the Compensation Committee will have the opportunity to receive a cash incentive award based on the attainment of KEIP Program Goals established by the Compensation Committee for a Performance Period (which shall be the fiscal year of the Company). The KEIP Program also permits participants to be selected, and KEIP Program Goals to be
established   for   those  participants,  by  the  Executive  Vice   President,
Corporate Operations  and  the  Chief Executive Officer of  the  Company.   The
KEIP Program Goals are based on one or more of the following elements, as determined by the Compensation Committee: (i) Company income, (ii) Company revenue, (iii) net new CSi and SPRYNET customers, and (iv) net new Network
Services customers.   The KEIP Program Goals are to be established, and may be
revised, by the Compensation Committee, provided that such establishment or revision may occur not later than 90 days after the beginning of the Performance Period (but in no event after 25% of the Performance Period has elapsed), and while the outcome as to the goals is substantially uncertain. If actual performance exceeds the established goals, participants may earn up to 150% of the target amount. (However, in no event may the amount payable to any participant under the KEIP Program for any Performance Period exceed $500,000.) If actual results fall short of the KEIP Program Goals, awards will be less than the target amount. Awards for the KEIP Program for any Performance Period will be paid as soon as practicable after the end of the Performance Period, and after the Compensation Committee has approved the report of the performance results.

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

                                   COMPUSERVE CORPORATION

                                   By:  /s/ Lawrence A. Gyenes
                                        ---------------------------
                                        Lawrence A. Gyenes
                                        Executive Vice President
                                        and Chief Financial Officer

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