Form 10-Q
period 1997-07-31
COMPUSERVE CORP
filed 1997-09-03
CIK 22896

12


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             _____________________

                                   FORM 10-Q


(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          for the quarterly period ended July 31, 1997

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

Yes  X    No  __

     As of September 3, 1997, the Registrant had outstanding 92,600,000 shares of common stock.






                               TABLE OF CONTENTS





                                                                      Page
                                                                     ------
PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

     Consolidated Balance Sheets
          July 31, 1997 (Unaudited) and
          April 30, 1997 (Audited)  ...............................     3

     Consolidated Statements of Operations
          Three Months Ended July 31, 1997 and 1996
          (Unaudited)  ............................................     4

     Consolidated Statements of Cash Flows
          Three Months Ended July 31, 1997 and 1996 (Unaudited)....     5

     Notes to Consolidated Financial Statements (Unaudited)........     6


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................     8


PART II - OTHER INFORMATION........................................    11


SIGNATURES.........................................................    12




                         COMPUSERVE CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                         (AMOUNTS IN THOUSANDS)

                                                  July 31,     April 30,
                                                    1997          1997
                                                -----------    ----------
                                                (Unaudited)    (Audited)
CURRENT ASSETS
  Cash and cash equivalents                      $133,765       $138,777
  Investments                                      34,250         22,642
  Receivables, net                                110,516        118,336
  Due from parent                                  70,649         70,228
  Other current assets                             39,412         32,833
                                                 ----------    ----------
     TOTAL CURRENT ASSETS                         388,592        382,816

INTANGIBLE ASSETS, net                              7,080          8,153

PROPERTY AND EQUIPMENT, net                       340,031        355,212

OTHER ASSETS
  Deferred subscriber acquisition costs, net       37,629         43,959
  Other assets                                     13,846         12,396
                                                 ----------     ---------
     TOTAL OTHER ASSETS                            51,475         56,355
                                                 ----------     ---------
     TOTAL ASSETS                                $787,178       $802,536
                                                 ==========     =========

CURRENT LIABILITIES
  Accounts payable                                $44,401        $54,529
  Other current liabilities                        46,175         46,620
  Accrued taxes                                    12,174          8,016
  Deferred revenues                                 6,286          5,824
                                                 ----------     ---------
     TOTAL CURRENT LIABILITIES                    109,036        114,989

DEFERRED INCOME TAXES                              31,708         36,111

STOCKHOLDERS' EQUITY                              646,434        651,436
                                                 ----------     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $787,178       $802,536
                                                 ==========     =========


             SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                         COMPUSERVE CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS
   (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                 3 Months Ended July 31,
                                                -------------------------
                                                    1997          1996
                                                -----------    ----------
REVENUES
  Interactive Services revenues                  $124,234       $141,414
  Network Services revenues                        75,375         59,278
  Other revenues                                    6,130          7,950
                                                -----------    ----------
         TOTAL REVENUES                           205,739        208,642

COSTS AND EXPENSES
  Costs of revenues                               117,119        139,696
  Marketing                                        44,958         59,031
  General and administrative                       12,522          9,494
  Depreciation and amortization                    29,692         26,853
  Equipment leasing                                 3,895           ----
  Product development                               5,873          7,056
  Nonrecurring items                                 ----         17,713
                                                -----------    ----------
             TOTAL COSTS AND EXPENSES             214,059        259,843

OPERATING LOSS                                     (8,320)       (51,201)

INTEREST INCOME                                     2,377          3,131
                                                -----------    ----------
LOSS BEFORE TAXES                                  (5,943)       (48,070)

INCOME TAX BENEFIT                                 (1,857)       (18,455)
                                                -----------    ----------
NET LOSS                                          ($4,086)      ($29,615)
                                                ===========    ==========

LOSS PER COMMON SHARE                              ($0.04)        ($0.32)
                                                ===========    ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      92,600,000     92,600,000
                                                ===========    ==========


             SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                         COMPUSERVE CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (UNAUDITED, AMOUNTS IN THOUSANDS)


                                                     3 Months Ended July 31,
                                                   -------------------------
                                                       1997         1996
                                                   -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                           ($4,086)      ($29,615)
  Noncash, nonrecurring items                          -----          7,939
  Depreciation and amortization                       29,692         26,853
  Deferred subscriber acquisition costs              (11,056)       (26,815)
  Amortization of deferred subscriber costs           17,386         19,013
  Provision for deferred taxes                        (4,302)         5,556
  Changes in net working capital                      (5,233)       (45,407)
                                                    ----------    ----------
  Net cash provided/(used) by operating activities    22,401        (42,476)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                (11,649)       (63,544)
  Purchases of short-term investments                (19,141)      (123,848)
  Maturities of short-term investments                 7,533          3,124
  Other, net                                          (4,156)        (2,537)
                                                    ----------    ----------
  Net cash used by investing activities              (27,413)      (186,805)
                                                    ----------    ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS             (5,012)      (229,281)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                               138,777        280,646
                                                    ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $133,765        $51,365
                                                    ==========    ==========


             SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            CompuServe Corporation
                  Notes to Consolidated Financial Statements
             (Unaudited, amounts in thousands, except share data)



1. The Consolidated Balance Sheet as of July 31, 1997, the Consolidated Statements of Operations for the three month periods ended July 31, 1997 and 1996, and the Consolidated Statements of Cash Flows for the three month periods ended July 31, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 1997 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Company's April 30, 1997 Form 10-K/A, and are not necessarily indicative of the operating results for the full fiscal year.

     Certain reclassifications have been made to the fiscal year 1997 financial statements to conform to the presentation used in fiscal year 1998.

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

     On August 28, 1996, Block announced that its Board of Directors decided not to present the proposed Spin-off to shareholders at the Block September 11, 1996 annual meeting. The decision not to present the CompuServe Spin-off for a shareholder vote on September 11 was based, in part, on the Company's reported fiscal 1997 first quarter and projected second quarter losses, market uncertainties regarding the online industry and the planned September 1996 introduction of new interfaces for the CompuServe Interactive Service ("CSi").

     On April 3, 1997, it was announced that the Company and Parent are engaged in external discussions regarding possible business combinations involving CompuServe. There are no assurances that such discussions will result in any agreement or transaction.

3. The Company files consolidated federal and state income tax returns with Block on a calendar year basis. The Consolidated Statements of Operations reflect the effective tax rates expected to be applicable for the respective full fiscal years.

4. During fiscal 1997, the Company, certain current and former officers and directors of the Company, and Parent were named as defendants in six lawsuits pending before the State and Federal courts in Columbus, Ohio. All but two of the original six cases were brought as putative class actions. All the suits allege similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with the Company's public filings related to its initial public offering. Relief sought in each suit is unspecified, but includes pleas for rescission and damages. One purported class action lawsuit was voluntarily dismissed by the plaintiffs and such plaintiffs have joined in one of the remaining class action lawsuits in Federal court. The other Federal lawsuit names the lead underwriters of the Company's initial public offering as additional defendants and as representatives of a defendant class consisting of all underwriters who participated in such offering.
     The Federal suits are both subject to pending motions to dismiss filed on behalf of the defendants, and they are expected to be consolidated pursuant to a scheduling order that has been entered in the first Federal lawsuit. The first State court lawsuit also alleges violations of the Ohio Securities Code and common law of negligent misrepresentation, while another State lawsuit alleges violations of Colorado, Florida, and Ohio statutes and common law of negligent misrepresentation in addition to the 1933 Act claims. Three of the State lawsuits have been consolidated for discovery. A fourth State lawsuit was filed within the last 30 days, and is expected to be consolidated with the other State lawsuits in due course. The defendants are vigorously defending these lawsuits.

     During fiscal 1997, TeleTech Teleservices, Inc. and TeleTech Telecommunications, Inc. (collectively, "TeleTech") commenced an action in the United States District Court, Southern District of Ohio against CompuServe Incorporated for alleged violations of certain outsourcing contracts between TeleTech and CompuServe Incorporated primarily related to the WOW! online service. Teletech seeks recovery under a liquidated damages provision and other compensatory damages, but has not asserted a specific amount to which it believes it would be entitled. CompuServe Incorporated has filed counterclaims alleging multiple breaches by
     TeleTech  of  the  outsourcing contracts, including  breach  of  fiduciary duty, breach of confidentiality, and breach of the non-compete and employee non-solicitation provisions of the outsourcing contracts by TeleTech. The Company believes it has meritorious defenses and counterclaims, and is vigorously pursuing this litigation.

     In July 1997, the Company received an assessment from the German taxing authority related to value-added taxes on the Company's services provided in Germany. Management is not able to estimate the amount of potential loss related to this assessment. The Company believes that after reviewing such matters and consulting with the Company's counsel that the ultimate resolution of this matter will not have a material adverse effect on the Company's consolidated financial statements.

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

At July 31, 1997, the Company had cash, cash equivalents and investments totaling $168.0 million, an increase of $6.6 million from April 30, 1997. Net cash provided by operating activities totaled $22.4 million and net cash used by investing activities totaled $27.4 million (including $11.6 million of net purchases of short-term investments and $11.6 million of purchases of property and equipment).

Investments consist principally of commercial paper, corporate bonds and U.S. government agency obligations that have maturities of three to twelve months at date of purchase. At July 31, 1997, the investment portfolio had an average
131.4 days term to maturity.

Working capital increased to $279.6 million at July 31, 1997 from $267.8 million at April 30, 1997. The working capital ratio at July 31, 1997 was 3.56 to 1, compared to 3.33 to 1 at April 30, 1997.

A portion of the Company's operations are conducted in leased facilities. During the second quarter of fiscal 1997, the Company initiated an equipment leasing program. During the first quarter of fiscal year 1998, equipment with a cash purchase value of $8.2 million was leased.

In June 1996, the Company agreed to an unsecured $25 million revolving credit facility with Bank One, Columbus, NA. Management of the Company determined that, based on recent financial information, this credit facility was no longer necessary, and accordingly, the facility was allowed to expire in June 1997.

At July 31, 1997, the Company is owed $70.6 million by Parent, due primarily for income tax benefits resulting from the Company's pretax losses for the nineteen months ended July 31, 1997. The Company is part of the calendar year consolidated U.S. tax filings of the Parent.

The Company believes that the proceeds from the public offering of common stock coupled with the receipt of tax benefits from Parent will be sufficient to meet the Company's presently anticipated funding requirements. Thereafter, if internally generated cash is insufficient to meet the Company's capital needs, the Company may be required to seek additional sources of funds.


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

For the quarter ended July 31, 1997, the Company had retained, on average, 57% of new CSi subscribers after 3 months, 41% after 6 months, 34% after 9 months and 30% after 12 months on the service. In the immediately preceding quarter, the Company had retained, on average, 54% of new CSi subscribers after 3 months, 42% after 6 months, 35% after 9 months and 31% after 12 months of service. In the first quarter of last fiscal year, the service retained 57% of new subscribers through its first three months of membership, 47% after 6 months, and 45% after 9 months. Retention rate information after 12 months was not available in the first quarter of 1996. Since April 30, 1996, the Company has generally seen a small but steady decline in its CSi quarterly subscriber retention rates. However, in the first quarter of 1997, the Company experienced an improvement in its 3-month retention rate which is reflective, in part, of the Company's refocused marketing efforts to the business, professional, and technical user communities. There can be no assurance that the Company's subscriber retention rates or member net revenues will not decline further.

In August 1997, in an effort to increase the CSi subscriber base and improve subscriber retention, the Company announced the introduction of a $24.95 per month flat-rate pricing option in the United States and Canada. The new pricing plan will first be offered to existing CSi subscribers as of October 1, 1997. The plan provides unlimited access to the Internet plus the basic CompuServe Interactive service for a single, flat rate with some value-added surcharged services continuing to carry additional fees.

Except for historical information contained herein, the statements contained herein are forward looking statements that are subject to risks and uncertainties which could result in the Company's inability to meet its funding requirements for the time period indicated or to reach or exceed the break-even
point during the 1998 fiscal year.   Such risk and uncertainties include the
risk that the Company's new pricing program and related marketing strategies will not produce the anticipated results.


Three Months Ended July 31, 1997 Compared to Three Months Ended July 31, 1996

Interactive Services Revenues. Interactive Services revenues decreased 12.1% to $124.2 million from $141.4 million reported in the first quarter of fiscal 1997. The decrease in Interactive Services revenues was primarily the result of a decrease in the Company's U.S. subscriber base. Since July 31, 1996, the Company has seen a decline of 486,000 in its U.S. subscriber base. This decrease in subscribers is attributable, in part, to a decline in the Company's acquisition marketing efforts which occurred during the second half of fiscal 1997 while the Company refocused its CSi flagship service in the U.S. toward the business, professional, and technical user communities. At July 31, 1997, the Company had 2.9 million direct subscribers worldwide, and a total of 5.3 million subscribers including NIFTY SERVE subscribers, a distinct online service owned and managed by the Company's Japanese licensee.

The number of CSi subscribers at July 31, 1997, exclusive of NIFTY SERVE subscribers, decreased 13.8% to 2.6 million from 3.1 million last year. The average monthly CSi total revenue per subscriber (including fees, usage, product sales, online advertising, mall, magazine and CD-ROM revenues) increased to $14.58 for the quarter from $14.48 for the first quarter of
fiscal 1997.   The average monthly CSi revenue, from fees and usage only, increased to $14.40 for the quarter from $14.20 for the first quarter of fiscal 1997.

Interactive Services revenues also includes fees earned from SPRYNET, the Company's Internet-access only subsidiary. Subscribers to SPRYNET increased to 287,000 as of July 31, 1997 compared with 163,000 as of July 31, 1996.

Network Services Revenues. Network Services revenues increased 27.2% to $75.4 million from $59.3 million in 1996, while the number of customers increased 24.6% to 1,257. The increase in revenue was due to the increase in the number of network customers and higher usage by existing customers.

Other Revenues. Other revenues decreased 22.9% to $6.1 million from $8.0 million. The decrease in Other revenues is due primarily to decreased utilization by the Company's commercial timeshare customers combined with a one-time $0.8 million gain on the sale of a minority-interest investment recognized in the prior year. These decreases in other revenues are offset by an increase in corporate remote computing services and fees from H&R Block Tax Services for electronic tax filing support.

Costs of Revenues. Costs of revenues consist primarily of data communication costs, royalties paid to information and service providers, salaries and other costs associated with providing customer support and operating the data centers and related property and other direct costs. Costs of revenues decreased as a percent of total revenues to 56.9% from 67.0% in 1996. The 10.1 percentage point decrease is largely attributable to lower customer service costs (4.2 percentage points) due primarily to the discontinuation of WOW!, lower royalty expense (3.3 percentage points) due to a decline in the subscriber base and decreased usage, a decrease in salaries and other related costs (1.3 percentage points) due to operations staff reductions, and lower subscriber collection costs (1.1 percentage points) due to changes in the acceptable forms of subscriber payments.

Marketing. Marketing expenses include costs incurred to acquire and retain subscribers, the Network Services sales organization and other marketing expenses. Effective May 1, 1995, acquisition costs for online subscribers were deferred and charged to operations over 24 months beginning the month after such costs were incurred, with 60% amortized in the first twelve months. Effective February 1, 1996, the Company further changed the method for accounting for these costs, which did not have a material impact on these expenses. Effective in the second quarter of fiscal 1997, deferred acquisition costs for online subscribers were charged to operations over 24 months, with 50% amortized in the first three months, 30% in the next 9 months and 20% in the subsequent year.

Marketing expenses as a percent of total revenues decreased in fiscal 1998 to 21.9% (18.7% before deferral of subscriber acquisition costs) compared to last year's 28.3% (32.0% before deferral of subscriber acquisition costs). The decrease in marketing expenses is primarily attributable to the cancellation of the WOW! online service in January 1997. The decrease is also attributable to the refocusing of the Company's CSi flagship service in the U.S. to the business, professional, and technical user communities.

General and Administrative. As a percent of total revenues, general and administrative expenses increased to 6.1% in 1997 from 4.6% in 1996 primarily reflecting higher accruals for full-year incentives based upon the Company's better-than-planned financial performance to date.

Depreciation and Amortization. Depreciation and amortization as a percent of total revenues increased to 14.4% in 1997 from 12.9% in 1996. The increase in depreciation and amortization expense reflects the continued investments in upgrading the network infrastructure and the migration to the 32-bit platform for the CompuServe Interactive service.

Product Development. Product development costs decreased slightly over last year to 2.9% of revenues for 1997 from 3.4% in 1996. This reflects the effort behind the migration to a web-based information service, major portions of which are at or nearing completion combined with lower costs due to the cancellation of the WOW! service.

Nonrecurring items. In the first quarter of fiscal 1997, the Company incurred a nonrecurring pretax charge of $17.7 million relating to the sale of certain assets and business operations of the corporate computer software group of
SPRY,   Inc. ("SPRY",  a  wholly-owned  subsidiary  of  the   Company);   the
consolidation  of  U.S.-based  staff  functions  and  office  facilities;   the
renegotiation of certain third-party customer service agreements; and the write-off of certain obsolete software costs for billing and customer service
systems.   Of the total charge, $9.8 million required the outlay of  cash;  the
remaining  $7.9  million  involved no commitment  of  funds.   No  such  charge
occurred in the first quarter of fiscal year 1998.

Income Taxes. The effective tax rate decreased to 31.2% for the first quarter of fiscal 1998 from 38.4% for fiscal 1997 primarily reflecting reduced state income tax benefits.


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

     During fiscal 1997, the Company, certain current and former officers and directors of the Company, and Parent were named as defendants in six lawsuits pending before the State and Federal courts in Columbus, Ohio. All but two of the original six cases were brought as putative class actions. All the suits allege similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with the Company's public filings related to its initial
     public offering.   Relief sought in each suit is unspecified, but includes
     pleas for rescission and damages. One purported class action lawsuit was voluntarily dismissed by the plaintiffs and such plaintiffs have joined in one of the remaining class action lawsuits in Federal court. The other Federal lawsuit names the lead underwriters of the Company's initial public offering as additional defendants and as representatives of a
     defendant   class consisting  of  all underwriters who participated in such
     offering.   The Federal  suits  are both subject to pending motions to dismiss filed on behalf of the defendants, and they are expected to be consolidated pursuant to a scheduling order that has been entered in
     the first  Federal lawsuit.   The  first State court lawsuit also alleges
     violations of the Ohio Securities Code and common law of negligent misrepresentation, while another State lawsuit alleges violations of Colorado, Florida, and Ohio statutes and common law of negligent misrepresentation in addition to the 1933 Act claims. Three of the State lawsuits have been consolidated for discovery. A fourth State lawsuit was filed within the last 30 days, and is expected to be consolidated with the other State lawsuits in due course. The defendants are vigorously defending these lawsuits.

     During fiscal 1997, TeleTech Teleservices, Inc. and TeleTech Telecommunications, Inc. (collectively, "TeleTech") commenced an action in the United States District Court, Southern District of Ohio against CompuServe Incorporated for alleged violations of certain outsourcing contracts between TeleTech and CompuServe Incorporated primarily related to the WOW! online service. Teletech seeks recovery under a liquidated damages provision and other compensatory damages, but has not asserted a specific amount to which it believes it would be entitled. CompuServe Incorporated has filed counterclaims alleging multiple breaches by
     TeleTech  of  the  outsourcing contracts, including  breach  of  fiduciary duty, breach of confidentiality, and breach of the non-compete and employee non-solicitation provisions of the outsourcing contracts by TeleTech. The Company believes it has meritorious defenses and counterclaims, and is vigorously pursuing this litigation.

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


                              COMPUSERVE CORPORATION



Date  September 3, 1997                 By:   /s/ Lawrence A. GyeneS
     --------------------                     Lawrence A. Gyenes
                                              Executive Vice President
                                              and Chief Financial Officer
                                             (Principle Accounting Officer)