Form 10-Q
period 1997-10-31
COMPUSERVE CORP
filed 1997-12-05
CIK 22896

28

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             _____________________

                                   FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        for the quarterly period ended October 31, 1997

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

Yes  X    No  __

     As of December 05, 1997, the Registrant had outstanding 92,600,000 shares of common stock.









                               TABLE OF CONTENTS


                                                       Page

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

     Consolidated Balance Sheets
        October 31, 1997 (Unaudited) and
        April 30, 1997 (Audited)....................   3

     Consolidated Statements of Operations
        Three Months Ended October 31, 1997
        and 1996 (Unaudited)........................   4

     Consolidated Statements of Operations
        Six Months Ended October 31, 1997
        and 1996 (Unaudited)........................   5


     Consolidated Statements of Cash Flows
        Six Months Ended October 31, 1997
        and 1996 (Unaudited)........................   6

     Notes to Consolidated Financial
     Statement(Unaudited)...........................   7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results
          of Operations.............................. 10

PART II - OTHER
INFORMATION.......................................... 15

SIGNATURES........................................... 17


                         COMPUSERVE CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                         (AMOUNTS IN THOUSANDS)

                                                October 31,    April 30,
                                                    1997          1997
                                                -----------   ----------
                                                (Unaudited)    (Audited)
CURRENT ASSETS
  Cash and cash equivalents                       $214,231     $138,777
  Investments                                       24,199       22,642
  Receivables, net                                 115,433      118,336
  Due from parent                                   13,421       70,228
  Other current assets                              41,498       32,833
                                                 ----------   ----------
     TOTAL CURRENT ASSETS                          408,782      382,816

INTANGIBLE ASSETS, net                               6,074        8,153

PROPERTY AND EQUIPMENT, net                        325,415      355,212

OTHER ASSETS
  Deferred subscriber acquisition costs, net        33,353       43,959
  Other assets                                      18,785       12,396
                                                 ----------   ----------
     TOTAL OTHER ASSETS                             52,138       56,355
                                                 ----------   ----------
     TOTAL ASSETS                                 $792,409     $802,536
                                                 ==========   ==========
CURRENT LIABILITIES
  Accounts payable                                 $42,946      $54,529
  Other current liabilities                         67,755       46,620
  Accrued taxes                                     10,620        8,016
  Deferred revenues                                  5,552        5,824
                                                 ----------   ----------
     TOTAL CURRENT LIABILITIES                     126,873      114,989

DEFERRED INCOME TAXES                               30,904       36,111

STOCKHOLDERS' EQUITY                               634,632      651,436
                                                 ----------   ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $792,409     $802,536
                                                 ==========   ==========


             SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         COMPUSERVE CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS
   (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                              3 Months Ended October 31,
                                              --------------------------
                                                  1997           1996
                                              -----------     ----------
REVENUES
  Interactive Services revenues                 $116,129       $144,093
  Network Services revenues                       84,141         63,607
  Other revenues                                   5,132          6,643
                                              -----------     ----------
         TOTAL REVENUES                          205,402        214,343

COSTS AND EXPENSES
  Costs of revenues                              116,126        146,185
  Marketing                                       43,331        110,923
  General and administrative                      13,465         11,280
  Depreciation and amortization                   29,483         27,864
  Equipment leasing                                5,307         -----
  Product development                              6,682          4,736
  Nonrecurring items                              15,500          7,850
                                               ----------     ----------
             TOTAL COSTS AND EXPENSES            229,894        308,838

OPERATING LOSS                                   (24,492)       (94,495)

INTEREST INCOME                                    2,636          2,380
                                               ----------     ----------
LOSS BEFORE TAXES                                (21,856)       (92,115)
                                               ----------     ----------
INCOME TAX BENEFIT                                (8,399)       (34,080)
                                               ----------     ----------
NET LOSS                                        ($13,457)      ($58,035)
                                               ==========     ==========
LOSS PER COMMON SHARE                            ($0.15)        ($0.63)
                                               ==========     ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     92,600,000     92,600,000
                                               ==========     ==========


             SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          COMPUSERVE CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS
    (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                6 Months Ended October 31,
                                                --------------------------
                                                    1997          1996
                                                -----------    -----------
REVENUES
  Interactive Services revenues                   $240,363      $285,507
  Network Services revenues                        159,516       122,885
  Other revenues                                    11,262        14,593
                                                -----------    -----------
         TOTAL REVENUES                            411,141       422,985

COSTS AND EXPENSES
  Costs of revenues                                233,245       285,881
  Marketing                                         88,289       169,954
  General and administrative                        25,987        20,774
  Depreciation and amortization                     59,175        54,717
  Equipment leasing                                  9,202        -----
  Product development                               12,555        11,792
  Nonrecurring items                                15,500        25,563
                                                 ----------    -----------
             TOTAL COSTS AND EXPENSES              443,953       568,681

OPERATING LOSS                                     (32,812)     (145,696)

INTEREST INCOME                                      5,013         5,511
                                                 ----------    -----------
LOSS BEFORE TAXES                                  (27,799)     (140,185)

INCOME TAX BENEFIT                                 (10,256)      (52,535)
                                                 ----------    -----------
NET LOSS                                          ($17,543)     ($87,650)
                                                 ==========    ===========
LOSS PER COMMON SHARE                              ($0.19)       ($0.95)
                                                 ==========    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       92,600,000    92,600,000
                                                 ==========    ===========


              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                         COMPUSERVE CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (UNAUDITED, AMOUNTS IN THOUSANDS)

                                               6 Months Ended October 31,
                                               --------------------------
                                                   1997           1996
                                               -----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                       ($17,543)      ($87,650)
  Noncash, nonrecurring items                      -----          10,156
  Depreciation and amortization                    59,175         54,717
  Deferred subscriber acquisition costs           (22,053)       (39,832)
  Amortization of deferred subscriber              32,659         86,255
        acquisition costs
  Provision for deferred taxes                     (5,107)       (14,405)
  Changes in net working capital                   62,829        (42,281)
                                                -----------    -----------
      Net cash provided/(used) by operating       109,960        (33,040)
      activities

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment             (23,602)       (86,213)
  Purchases of short-term investments             (40,991)      (123,848)
  Maturities and sales of short-term               39,435         66,124
        investments
  Other, net                                       (9,348)        (3,605)
                                                 ----------    -----------
      Net cash used by investing                  (34,506)      (147,542)
      activities

NET INCREASE/(DECREASE) IN CASH
    AND CASH EQUIVALENTS                           75,454       (180,582)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
    PERIOD                                        138,777        280,646
                                                 ----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $214,231       $100,064
                                                 ==========    ===========


             SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            CompuServe Corporation
                  Notes to Consolidated Financial Statements
             (Unaudited, amounts in thousands, except share data)



1. The Consolidated Balance Sheet as of October 31, 1997, the Consolidated Statements of Operations for the three and the six month periods ended October 31, 1997 and 1996, and the Consolidated Statements of Cash Flows for the six month periods ended October 31, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 1997 and for all periods presented have been made.

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

     On July 16, 1996, Block announced its intent to complete its disposition of the Company by means of a pro rata distribution of the remaining 74,200,000 shares of CompuServe stock to shareholders of Block on or about November 1, 1996, subject to certain conditions including shareholder approval of the distribution at the 1996 annual meeting of shareholders of Block and the receipt of a favorable ruling from the Internal Revenue Service as to the tax-free nature of the transaction.

     On August 28, 1996, Block's Board of Directors announced its decision not to proceed with the proposed pro rata distribution of the remaining CompuServe shares at that time. The decision was based, in part, on the Company's first quarter and projected second quarter losses for fiscal year 1997, uncertainties related to the online industry, and the planned September introduction of new interfaces for CompuServe's online services ("CSi"). The August 28 announcement reiterated the Board of Director's belief that a disposition of CompuServe by Block was in the best interests of Block shareholders and stated that the Board would continue to consider the matter.

     On September 7, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Block, Parent, WorldCom, Inc., a Georgia corporation ("WorldCom"), and Walnut Acquisition Company, L.L.C., a Delaware limited liability company which is wholly-owned by WorldCom ("WAC"). Pursuant to the Merger Agreement, WorldCom would acquire the Company through a merger of WAC with and into the Company (the "Merger") in accordance with the laws of the state of Delaware and the provisions of the Merger Agreement. Pursuant to the Merger Agreement, at the Effective Time (as defined in the Merger Agreement), each of the CompuServe Common Shares (as defined in the Merger Agreement) outstanding as of the Effective Time shall be converted into the right to receive, and there shall be paid and issued as provided in the Merger Agreement in exchange for each of the CompuServe Common Shares, 0.40625 of a share of WorldCom Common Stock (as defined in the Merger Agreement), subject to adjustment as provided in the Merger Agreement.

     On November 10, 1997, the Company and Block jointly announced that the Antitrust Division of the U.S. Department of Justice had advised the companies that it will permit the statutory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, to expire without seeking additional information in connection with the merger of WAC with and into the Company pursuant to the Agreement and Plan of Merger, dated as of September 7, 1997, by and among Block, Parent, the Company, WorldCom and WAC.

     Block has agreed to vote all of the shares directly or indirectly owned by it, which number of shares is sufficient to approve the Merger Agreement and the Merger. The closing of the Merger is expected to occur as soon as practicable after the satisfaction of all the conditions set forth in the Merger Agreement.

3. The Company files consolidated federal and state income tax returns with Block on a calendar year basis. The Consolidated Statements of Operations reflect the effective tax rates expected to be applicable for the respective full fiscal years.

4. In the second quarter of fiscal 1998, the Company incurred a nonrecurring pretax charge of $15.5 million relating to incentive bonuses to be paid to the Company's associates who remain with the Company until the date of the merger with Worldcom. Such bonuses are to be paid to associates regardless of whether the merger is consummated.

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

     In the second quarter of fiscal 1997, the Company incurred a nonrecurring pretax charge of $7.9 million relating to the withdrawl of the family-oriented WOW! online service. Of this total charge, $5.6 million required the outlay of cash, the remaining $2.3 million involved no commitment of funds. The revenues of the withdrawn service were not material to the consolidated revenues of the Company.

5. During fiscal 1997, the Company, certain current and former officers and directors of the Company, and Parent were named as defendants in six lawsuits pending before the State and Federal courts in Columbus, Ohio.
     All but two of the original six cases were brought as putative class actions. All the suits allege similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with the Company's public filings related to its initial public offering. Relief sought in each suit is unspecified, but includes pleas for rescission and damages. One purported class action lawsuit was voluntarily dismissed by the plaintiffs and such plaintiffs have joined in one of the remaining class action lawsuits in Federal court. The other Federal lawsuit names the lead underwriters of the Company's initial public offering as additional defendants and as representatives of a defendant class consisting of all underwriters who participated in such offering. The Federal suits are both subject to pending motions to dismiss filed on behalf of the defendants, and they are being consolidated pursuant to a scheduling order that has been entered in the first Federal lawsuit. The first State court lawsuit also alleges violations of the Ohio Securities Code and common law of negligent misrepresentation, while another State lawsuit alleges violations of Colorado, Florida, and Ohio statutes and common law of negligent misrepresentation in addition to the 1933 Act claims. Three of the State lawsuits have been consolidated. A fourth State lawsuit was filed recently, and is expected to be consolidated with the other State lawsuits in due course. The defendants are vigorously defending these lawsuits.

     On November 7, 1997, TeleTech TeleServices, Inc., TeleTech Customer Care Management, Inc. (f/k/a TeleTech Telecommunications, Inc.) and CompuServe Incorporated agreed to dismiss (without prejudice) their respective claims and counterclaims asserted in the lawsuit captioned TeleTech TeleServices, Inc., et al. v. CompuServe Incorporated, United States District Court, Southern District of Ohio, Case No. C-2-96-1252 (the "Lawsuit"). On November 13, 1997, the parties filed a Stipulated Joint Notice of Dismissal Without Prejudice with the United States District Court, Southern District of Ohio thereby dismissing (without prejudice) their respective claims and counterclaims under the Lawsuit. Subject to the provisions of the agreement, any party may refile the Lawsuit at any time.

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

6. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for fiscal years beginning after December 15, 1997. The Company does not feel that this Statement will have a significant impact on its financial statements.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. The Company does not feel that this Statement will have a significant impact on its financial Statements.

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share." This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share," and makes them comparable to international EPS standards. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company does not feel that this Statement will have a significant impact on its financial statements.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

The following discussion should be read in conjunction with the Consolidated Balance Sheets and Consolidated Statements of Cash Flows appearing elsewhere herein.

The Company is aware of the complexity and significance of the "Year 2000" issue. The Company has created a project team comprised of internal and external resources to help identify products and systems where the "Year 2000" problem may exist, and to renovate, replace, or retire those products or systems. At this time, management has not yet made a definitive determination as to the costs associated with completing this project or the related potential effect on the Company's earnings.

CompuServe obtains cash to fund its working capital and capital requirements from, among other things, available cash, cash equivalents and investments, and operating activities.

At October 31, 1997, the Company had cash, cash equivalents and investments totaling $238.4 million, an increase of $77.0 million from April 30, 1997. Net cash provided by operating activities totaled $110.0 million including the receipt of $67.1 million from Parent for income tax benefits resulting from the Company's pretax losses for the twelve months ended December 31, 1996. Net cash used by investing activities totaled $34.5 million (including $1.6 million of net purchases of short-term investments and $23.6 million of purchases of property and equipment).

Investments consist principally of commercial paper, corporate bonds and U.S. government agency obligations that have maturities of three to twelve months at date of purchase. At October 31, 1997, the investment portfolio had an average 23 days term to maturity.

Working capital increased to $281.9 million at October 31, 1997 from $267.8 million at April 30, 1997. As a ratio, working capital decreased slightly to
3.22 to 1 as of October 31, 1997, compared to 3.33 to 1 at April 30, 1997. The increase in working capital dollars is primarily due to the positive operational cash flows generated by the Company during the current six month period.

A portion of the Company's operations are conducted in leased facilities. During the second quarter of fiscal 1997, the Company initiated an equipment leasing program. During the second quarter of fiscal year 1998, equipment with an equivalent cash purchase value of $16.5 million was put in place through operating leases.

At October 31, 1997, the Company is owed $13.4 million from Parent due primarily for income tax benefits resulting from the Company's pretax losses for the ten months ended October 31, 1997. During the second quarter, the Company received a payment of $67.1 million from Parent, due for income tax benefits resulting from the Company's pretax losses for the twelve months ended December 31,1996. The Company is part of the calendar year consolidated U.S. tax filings of the Parent.

The Company believes that its current cash reserves will be sufficient to meet the Company's anticipated funding requirements for the next twelve months. Thereafter, if internally generated cash is insufficient to meet the Company's capital needs, the Company may be required to seek additional sources of funds.


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

For the quarter ended October 31, 1997, the Company had retained, on average, 54% of new CSi subscribers after 3 months, 43% after 6 months, 38% after 9 months and 28% after 12 months on the service. In the immediately preceding quarter, the Company had retained, on average, 57% of new CSi subscribers after 3 months, 41% after 6 months, 34% after 9 months and 30% after 12 months of service. In the second quarter of last fiscal year, the service retained 55% of new subscribers through its first three months of membership, 44% after 6 months, 36% after 9 months, and 36% after 12 months. Since April 30, 1996, the Company has generally seen a small but steady decline in its CSi quarterly subscriber retention rates. There can be no assurance that the Company's subscriber retention rates or member net revenues will not decline further.

In August 1997, in an effort to increase the CSi subscriber base and improve subscriber retention, the Company announced the introduction of a $24.95 per month flat-rate pricing option in the United States and Canada. The new pricing plan was first offered to existing CSi subscribers as of October 1, 1997. The plan provides unlimited access to the Internet plus the basic CompuServe Interactive service for a single, flat rate with some value-added surcharged services continuing to carry additional fees. At the close of the second quarter, approximately 8% of the eligible subscriber base was registered for the new flat-rate option, about half of that total coming from new subscribers. Given the recent implementation of this new pricing plan, the Company can not yet estimate the impact it will have on subscriber retention or revenue per subscriber.

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


Three Months Ended October 31, 1997 Compared to Three Months Ended October 31, 1996

Interactive Services Revenues. Interactive Services revenues decreased 19.4% to $116.1 million from $144.1 million reported in the second quarter of fiscal 1997. The decrease in Interactive Services revenues was primarily the result of a decrease in the Company's U.S. subscriber base. Since October 31, 1996, the Company has seen a decline of 462,000 in its U.S. subscriber base. This decrease in subscribers is attributable, in part, to a decline in the Company's acquisition marketing efforts as the Company refocused its CSi flagship service in the U.S. toward the business, professional, and technical user communities. At October 31, 1997, the Company had 2.8 million direct subscribers worldwide, and a total of 5.3 million subscribers including NIFTY SERVE subscribers, a distinct online service owned and managed by the Company's Japanese licensee.

The number of CSi subscribers at October 31, 1997, exclusive of NIFTY SERVE subscribers, decreased 16.8% to 2.5 million from 3.0 million last year. The average monthly CSi total revenue per subscriber (including fees, usage, product sales, online advertising, mall, magazine and CD-ROM revenues) decreased to $14.88 for the quarter from $15.06 for the second quarter of
fiscal 1997.   The average monthly CSi revenue, from fees and usage only, decreased to $14.75 for the quarter from $14.77 for the second quarter of fiscal 1997.

Interactive Services revenues also includes fees earned from SPRYNET, the Company's Internet-access only subsidiary. Subscribers to SPRYNET increased to 311,000 as of October 31, 1997 compared with 218,000 as of October 31, 1996.

Network Services Revenues. Network Services revenues increased 32.3% to $84.1 million from $63.6 million in 1996, while the number of customers increased 28.3% to 1,361. The increase in revenue was due to the increase in the number of network customers and higher usage by existing customers.

Other Revenues. Other revenues decreased 22.7% to $5.1 million from $6.6 million. The decrease in other revenues is due primarily to decreased utilization by the Company's commercial timeshare customers.

Costs of Revenues. Costs of revenues consist primarily of data communication costs, royalties paid to information and service providers, salaries and other costs associated with providing customer support and operating the data centers and related property and other direct costs. Costs of revenues decreased as a percent of total revenues to 56.5% from 68.2% in 1996. The 11.7 percentage point decrease is largely attributable to lower customer service costs (3.8 percentage points) due primarily to the discontinuation of WOW!, lower network hours and associated costs (3.0 percentage points), lower royalty expense (1.8 percentage points) due to a decline in the subscriber base and decreased usage, lower subscriber collection costs (1.3 percentage points) due to changes in the acceptable forms of subscriber payments, and a decrease in salaries and other related costs (1.1 percentage points) due to operations staff reductions.

Marketing. Marketing expenses include costs incurred to acquire and retain subscribers, the Network Services sales organization and other marketing expenses. Through the first quarter of fiscal year 1997, acquisition costs for online subscribers were deferred and charged to operations over 24 months beginning the month after such costs were incurred, with 60% amortized in the first twelve months. Effective in the second quarter of fiscal 1997, deferred acquisition costs for online subscribers were charged to operations over 24 months, with 50% amortized in the first three months, 30% in the next 9 months and 20% in the subsequent year.

Marketing expenses as a percent of total revenues decreased in fiscal 1998 to 21.1% (19.0% before deferral and amortization of subscriber acquisition costs) compared to last year's 51.8% (26.5% before deferral and amortization of subscriber acquisition costs). The decrease in marketing expenses is primarily attributable to the prior year write-off of previously deferred subscriber acquisition costs related to the SPRYNET and WOW! services combined with the one-time adjustment to accelerate the amortization of such CSi costs as discussed above. The decrease is also attributable to the refocusing of the Company's CSi flagship service in the U.S. to the business, professional, and technical user communities.

General and Administrative. As a percent of total revenues, general and administrative expenses increased to 6.6% in 1998 from 5.3% in 1997 primarily reflecting higher accruals for full-year incentives based upon the Company's better-than-planned financial performance to date.

Depreciation and Amortization. Depreciation and amortization as a percent of total revenues increased to 14.3% in 1998 from 13.0% in 1997. The increase in depreciation and amortization expense reflects the continued investments in upgrading the network infrastructure and the migration to the 32-bit platform for the CompuServe Interactive service.

Equipment Leasing. Equipment leasing represents the costs incurred for the operating leases for portions of the Company's network switching equipment and servers. The Company's network leasing program began late in the second quarter of fiscal year 1997.

Product Development. Product development costs increased slightly over last year to 3.2% of revenues for 1998 from 2.2% in 1997. This increase primarily reflects the effort behind the migration to a web-based information service, major portions of which are at or nearing completion.

Nonrecurring items. In the second quarter of fiscal 1998, the Company incurred a nonrecurring pretax charge of $15.5 million relating to incentive bonuses to be paid to the Company's associates who remain with the Company until the date of the merger with WorldCom. Such bonuses are to be paid to associates regardless of whether the merger is consummated.

In the second quarter of fiscal 1997, the Company incurred a nonrecurring pretax charge of $7.9 million relating to the withdrawal of the family-oriented WOW! online service. Of the total charge, $5.6 million required the outlay of cash; the remaining $2.3 million involved no commitment of funds. The revenues of the withdrawn service were not material to the consolidated revenues of the Company.

Income Taxes. The effective tax rate increased to 38.4% for the second quarter of fiscal 1998 from 37.0% for fiscal 1997 primarily reflecting finalization of Parent's 1996 calendar year tax return.


Six Months Ended October 31, 1997 Compared to Six Months Ended October 31,
1996.

Interactive Services Revenues. Interactive Services revenues decreased 15.8% to $240.4 million from $285.5 million reported for the six months year-to-date of fiscal 1997. The decrease in revenues was primarily the result of an decrease in the Company's subscriber base.

The average monthly CSi total revenue per subscriber (including fees, usage, product sales, online advertising, mall, magazine and CD-ROM revenues) decreased to $14.72 for the six month period ended October 31, 1997 from $14.76 for fiscal 1997. The average monthly CSi revenue from fees and usage only increased to $14.57 for the current six month period from $14.47 for the six months ended October 31, 1996.

Network Services Revenues, Network Services revenues increased 29.8% to $159.5 million from $122.9 million in fiscal 1997. The increase in revenue was due to the increase in the number of network customers and higher usage by existing customers.

Other Revenues. Other revenues decreased 22.8% to $11.3 million from $14.6 million for fiscal 1997. The decrease is due primarily to decreased utilization by the Company's commercial timeshare customers offset by an increase in corporate remote computing services and fees from H&R Block Tax Services for electronic tax filing support.

Costs of Revenues. Costs of revenues consist primarily of data communication costs, royalties paid to information and service providers, salaries and other costs associated with providing customer support and operating the data centers and related property and other direct costs. Costs of revenues decreased as a percent of total revenues to 56.7% for the six month period ended October 31, 1997 from 67.6% in 1996. The 10.9 percentage point decrease is largely attributable to lower customer service costs (4.0 percentage points) due primarily to the discontinuation of WOW!, lower royalty expense (2.6 percentage points) due to a decline in the subscriber base and decreased usage, a decrease in salaries and other related costs (1.2 percentage points) due to operations staff reductions, and lower network hours and associated costs (1.1 percentage points).

Marketing. Marketing expenses as a percent of total revenues decreased in fiscal 1998 to 21.5% (18.9% before deferral and amortization of subscriber acquisition costs) compared to last year's 40.2% (29.2% before deferral and amortization of subscriber acquisition costs). The decrease in marketing expenses is primarily attributable to the prior year write-off of previously deferred subscriber acquisition costs related to the SPRYNET and WOW! services combined with the one-time adjustment to accelerate the amortization of such CSi costs as discussed above. The decrease is also attributable to the refocusing of the Company's CSi flagship service in the U.S. to the business, professional, and technical user communities.

General and Administrative. As a percent of total revenues, general and administrative expenses increased to 6.3% in 1998 from 4.9% in fiscal year 1997 primarily reflecting higher accruals for full-year incentives based upon the Company's better-than-planned financial performance to date.

Depreciation and Amortization. Depreciation and amortization as a percent of total revenues increased to 14.4% in 1998 from 12.9% in fiscal year 1997. The increase in depreciation and amortization expense reflects the continued investments in upgrading the network infrastructure and the migration to the 32-bit platform for the CompuServe Interactive service.

Equipment Leasing. Equipment leasing represents the costs incurred for the operating leases for portions of the Company's network switching equipment and servers. The Company's network leasing program began late in the second quarter of fiscal year 1997.

Product Development. Product development costs decreased slightly over last year to 3.1% of revenues for 1998 from 2.8% in 1997. Increase in these costs as a percent of revenue is a result of decrease consolidated revenues combined with the effort behind the migration to a web-based information service, major portions of which are at or nearing completion.

Nonrecurring items. In the second quarter of fiscal 1998, the Company incurred a nonrecurring pretax charge of $15.5 million relating to incentive bonuses to be paid to the Company's associates who remain with the Company until the date of the merger with WorldCom. Such bonuses are to be paid to associates regardless of whether the merger is consummated.

In the first quarter of fiscal 1997, the Company incurred a pretax charge of $17.7 million relating to the sale of certain assets and business operations of the corporate computer software group of SPRY; the consolidation of U.S.-based staff functions and office facilities; the renegotiation of certain third-party customer service agreements; and the write-off of certain obsolete software costs for billing and customer service systems. Of the total charge, $9.8 million required the outlay of cash; the remaining $7.9 million involved no commitment of funds.

In the second quarter of fiscal 1997, the Company incurred a nonrecurring pretax charge of $7.9 million relating to the withdrawal of the family-oriented WOW! online service. Of the total charge, $5.6 million required the outlay of cash; the remaining $2.3 million involved no commitment of funds. The revenues of the withdrawn service were not material to the consolidated revenues of the Company.

Income Taxes. The effective tax rate decreased to 36.9% for the current six month period from 37.5% for fiscal 1997 due primarily to lower than anticipated state income tax benefits.


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     During fiscal 1997, the Company, certain current and former officers and directors of the Company, and Parent were named as defendants in six lawsuits pending before the State and Federal courts in Columbus, Ohio. . All but two of the original six cases were brought as putative class actions. All the suits allege similar violations of the Securities Act of 1933 based on assertions of omissions and misstatements of fact in connection with the Company's public filings related to its initial public offering. Relief sought in each suit is unspecified, but includes pleas for rescission and damages. One purported class action lawsuit was voluntarily dismissed by the plaintiffs and such plaintiffs have joined in one of the remaining class action lawsuits in Federal court. The other Federal lawsuit names the lead underwriters of the Company's initial public offering as additional defendants and as representatives of a defendant class consisting of all underwriters who participated in such offering. The Federal suits are both subject to pending motions to dismiss filed on behalf of the defendants, and they are being consolidated pursuant to a scheduling order that has been entered in the first Federal lawsuit. The first State court lawsuit also alleges violations of the Ohio Securities Code and common law of negligent misrepresentation, while another State lawsuit alleges violations of Colorado, Florida, and Ohio statutes and common law of negligent misrepresentation in addition to the 1933 Act claims. Three of the State lawsuits have been consolidated. A fourth State lawsuit was filed recently, and is expected to be consolidated with the other State lawsuits in due course. The defendants are vigorously defending these lawsuits.

     On November 7, 1997, TeleTech TeleServices, Inc., TeleTech Customer Care Management, Inc. (f/k/a TeleTech Telecommunications, Inc.) and CompuServe Incorporated agreed to dismiss (without prejudice) their respective claims and counterclaims asserted in the lawsuit captioned TeleTech TeleServices, Inc., et al. v. CompuServe Incorporated, United States District Court, Southern District of Ohio, Case No. C-2-96-1252 (the "Lawsuit"). On November 13, 1997, the parties filed a Stipulated Joint Notice of Dismissal Without Prejudice with the United States District Court, Southern District of Ohio thereby dismissing (without prejudice) their respective claims and counterclaims under the Lawsuit. Subject to the provisions of the agreement, any party may refile the Lawsuit at any time.

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


Item 6.  Exhibits and Reports on Form 8-K

     A.   Exhibits

          (2) Agreement and Plan of Merger, dated as of September 7, 1997, by and among H&R Block, Inc., a Missouri corporation, H&R Block Group, Inc., a Delaware corporation and a wholly-owned subsidiary of the H&R Block, the Registrant, WorldCom, Inc., a Georgia corporation, and Walnut Acquisition Company, L.L.C., a Delaware limited liability company which is wholly-owned by WorldCom (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (filed September 10,
               1997)).

          (10) Agreement dated November 7, 1997 among CompuServe Incorporated, TeleTech Teleservices, Inc., and TeleTech Customer Care Management, Inc. (f/k/a TeleTech Telecommunications, Inc.)

          (27) Financial Data Schedule.

     B.Current Report on Form 8-K dated September 7, 1997 (filed September 10,
       1997) reporting under Item 5, Other Information, information relative to the Company's execution of an Agreement and Plan of Merger, pursuant to which the Company will be merged with and into Walnut Acquisition Company L.L.C., a wholly owned subsidiary of WorldCom, Inc. (incorporated herein by reference)

       Current Report on Form 8-K dated November 10, 1997 (filed November 13,
       1997) reporting under Item 5, Other Information, information relative to the Company's announcement that the Antitrust Division of the U.S. Department of Justice which had advised the Company and Parent that it will permit the statutory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, to expire without seeking additional information in connection with the merger of WAC, a wholly-owned subsidiary of WorldCom, Inc. (incorporated herein by reference)

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              COMPUSERVE CORPORATION



Date  December 05, 1997             By:   /s/ Lawrence A. Gyenes
                                    Lawrence A. Gyenes
                                    Executive Vice President
                                    and Chief Financial Officer
                                    (Principle Accounting Officer)